Form 10QSB
period 2005-03-31
North Penn Bancorp, Inc.
filed 2005-05-16
CIK 1309127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]
    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                                   --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________ to ______________________

Commission File Number:   000-51234
                          ---------

                            NORTH PENN BANCORP, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                             20-1882440
         ------------                                             ----------
(State or other jurisdiction of                                 (IRS Employer
Incorporation or organization)                               Identification No.)

                      216 Adams Avenue, Scranton, PA 18503
                      ------------------------------------
                    (Address of principal executive offices)

                                 (570) 344-6113
                                 --------------
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: none

Transitional Small Business Disclosure Format  (Check One):  Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets
                  at March 31, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004

                  Notes to Unaudited Condensed Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Item 3.  Controls and Procedures.

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         Item 3.  Defaults Upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

         North Penn Bancorp, Inc. (the "Company") was organized on November 22, 2004 in anticipation of the mutual holding company reorganization of North Penn Bank. After completion of the reorganization, the Company will become the state chartered mid-tier stock holding company of the Bank and will own all of the Bank's capital stock. The Company is not currently an operating company and, therefore, the information presented in this report is for the Bank and its subsidiary.

ITEM I.  FINANCIAL STATEMENTS

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                        March 31, 2005   December 31, 2004
                                                        --------------   -----------------
                                                          (Unaudited)       (Audited)
                                                                  (In thousands)
ASSETS:
Cash and due from banks                                    $  1,167         $    719
Interest bearing deposits                                       344              940
                                                           --------         --------
Total cash and cash equivalents                               1,511            1,659
Investment securities, available for sale                    17,198           22,967
Investment securities, held to maturity
       (fair value 2005, $500; 2004, $503                       500              498
Equity securities at cost, substantially restricted             543              786
Loans, net of allowance for loan losses                      64,042           60,829
Bank premises and equipment - net                             2,705            2,713
Accrued interest receivable                                     508              529
Cash surrender value of life insurance                        1,960            1,817
Deferred income taxes                                           354              291
Other assets                                                  1,080              908
Foreclosed assets                                                88                0
                                                           --------         --------
TOTAL ASSETS                                                 90,489           92,997
                                                           ========         ========

LIABILITIES:
Deposits:
Non-interest bearing deposits                                 3,850            4,127
Interest bearing demand deposits                             28,006           30,190
Interest bearing time deposits                               44,558           43,025
                                                           --------         --------
     Total deposits                                          76,414           77,342
Other borrowed funds                                          5,900            7,375
Accrued interest and other liabilities                          467              527
                                                           --------         --------
TOTAL LIABILITIES                                            82,781           85,244

EQUITY
Unappropiated retained earnings                               4,887            4,796
Appropriated retained earnings                                2,952            2,952
Accumulated other comprehensive income                         (132)               5
TOTAL EQUITY                                                  7,708            7,753
                                                           --------         --------
TOTAL LIABILITIES AND EQUITY                               $ 90,489         $ 92,997
                                                           ========         ========

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)

                                                            2005         2004
                                                          -------      -------
INTEREST INCOME
Interest on loans                                         $   961      $   777
Interest and dividends on investments                         239          389
                                                          -------      -------
     Total interest income                                  1,200        1,166
INTEREST EXPENSE
Interest on deposits                                          396          430
Interest on borrowed funds                                     88           78
                                                          -------      -------
     Total interest expense                                   484          508

                                                          -------      -------
NET INTEREST INCOME                                           716          658

PROVISION FOR LOAN LOSSES                                      15            0

                                                          -------      -------
NET INTEREST INCOME
       AFTER PROVISION FOR LOAN LOSSES                        701          658
                                                          -------      -------

OTHER INCOME
Service charges on deposit accounts                            50           35
Other income                                                   40           51
Gain on sale of securities                                      4            4
                                                          -------      -------
     TOTAL OTHER INCOME                                        94           90

OTHER EXPENSE
Salaries and employee benefits                                377          346
Occupancy and equipment expense                               116          132
Other expenses                                                156          164
                                                          -------      -------
     TOTAL OTHER EXPENSE                                      649          642

                                                          -------      -------
INCOME BEFORE INCOME TAXES                                    146          106

INCOME TAX EXPENSE (BENEFIT)                                   54           (8)

                                                          -------      -------
NET INCOME                                                     92          114

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (loss) gain arising during period,
 net of income tax                                           (136)          52
                                                          -------      -------
COMPREHENSIVE INCOME                                      $   (44)     $   166
                                                          =======      =======

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                (UNAUDITED) CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)

                                                                       2005         2004
                                                                     -------      -------
Operating Activities:
Net income                                                           $    92      $   114
Items not requiring (providing) cash
  Depreciation                                                            40           62
  Provision for loan losses                                               15            0
   Increase in cash surrender value of life insurance                    (18)         (17)
  Net realized (gain) loss on securities                                  (4)          (4)
  Changes in:
    Accrued interest income and other assets                             (98)        (261)
    Accrued interest expense and other liabilities                      (107)          48
                                                                     -------      -------
      Net Cash Used In Operating Activities                              (80)         (58)
                                                                     -------      -------

Investing Activities:
  Purchase bank premises and equipment                                   (32)         (51)
  Purchase of securities "available for sale"                           (291)        (385)
  Sales of securities "available for sale"                             4,428        1,254
  Redemptions of securities "available for sale"                         915        1,421
  Purchase of mortgage-backed securities "available for sale"                      (1,251)
  Redemptions of mortgage-backed securities "available for sale"         513          468
  Purchase of life insurance policies                                   (125)
  Net (purchase) sale of restricted stock                                243           54
  Net decrease (increase) in loans to customers                       (3,316)      (2,038)
                                                                     -------      -------
    Net Cash Provided by (Used) In Investing Activities                2,335         (528)
                                                                     -------      -------

Financing Activities:
  Increase (decrease) in deposits before interest credited              (928)        (503)
  Increase (decrease) in borrowed funds                               (1,475)
                                                                     -------      -------
    Net Cash Used In Financing Activities                             (2,403)        (503)
                                                                     -------      -------
Net Decrease In Cash and Cash Equivalents                               (148)      (1,089)
                                                                     -------      -------

Cash and Cash Equivalents, January 1                                   1,659        3,068
                                                                     -------      -------
Cash and Cash Equivalents, March 31                                  $ 1,511      $ 1,979
                                                                     =======      =======

Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         $    68      $    82
    Income taxes                                                          36            2

  Non-cash investing and financing activities:
    Unrealized gains (losses) on securities                          $  (199)     $    79

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       1.     NATURE OF OPERATIONS AND SUMMARY OF
              SIGNIFICANT ACCOUNTING POLICIES

              NATURE OF OPERATIONS

              The Company was organized on November 22 2004 to be the holding company for the Bank. North Penn Bank (formerly "North Penn Savings and Loan Association") operates from four offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate and consumer loans.

              On June 19, 2003, the Pennsylvania Department of Banking approved the Bank's conversion from a Pennsylvania State-chartered mutual savings association to a Pennsylvania State-chartered mutual savings bank and subsequent name change.

              The accounting policies of North Penn Bank and Norpenco, Inc. (sometimes collectively referred to herein as the "Bank") conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. A description of the significant accounting policies is presented below.

              PRINCIPLES OF CONSOLIDATION

              The financial statements of the North Penn Bank have been consolidated with those of its wholly-owned subsidiary, Norpenco, Inc., eliminating intercompany accounts. Norpenco, Inc. is used by the Bank to make equity investments in other banking companies.

              BASIS OF PRESENTATION

              The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year.

              USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of

              America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses on loans and the valuation of real estate acquired in connection with foreclosures or in the satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management periodically obtains independent appraisals for significant properties.

              INVESTMENT SECURITIES

              The Bank's investments in securities are classified in two categories and accounted for as follows:

                  Securities Held-to-Maturity. Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

                  Securities Available-for-Sale. Securities available-for-sale consist of bonds, notes, debentures and equity securities not classified to be held-to-maturity and are carried at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of other comprehensive income until realized.

              Purchase premiums and discounts are recognized in interest income on the straight-line basis over the terms of the securities, which approximates the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are reported as other income in the statement of income.

              The amortized cost and fair value of investment securities at March 31, 2005 and December 31, 2004 are as follows:

                               AVAILABLE-FOR-SALE
                                 MARCH 31, 2005
                                 (In thousands)

                                                               Gross           Gross
                                             Amortized       Unrealized      Unrealized         Fair
                                                Cost            Gains          Losses           Value
            -------------------------------------------------------------------------------------------
            U.S. Agency securities          $     2,545      $        4     $     (43)      $     2,342
            Mortgage-backed securities            7,796                          (178)            7,781
            Municipal securities                    550                           (11)              539
            Other securities                      5,941              37            (8)            5,970
                                            -----------      ----------     ---------       -----------
               Total debt securities             16,832              41          (240)           16,633
            Equity securities                       565              16           (16)              565
                                            -----------      ----------     ---------       -----------
              Total Available for Sale      $    17,397      $       57     $    (256)      $    17,198
                                            ===========      ==========     =========       ===========

                                HELD-TO-MATURITY
                                 MARCH 31, 2005
                                 (In thousands)

                                                               Gross           Gross
            March 31, 2005                   Amortized       Unrealized      Unrealized         Fair
            (in thousands)                      Cost            Gains          Losses           Value
            -------------------------------------------------------------------------------------------
            Municipal securities            $       500                                             500
                                            -----------      -----------    -----------     -----------
              Total Available for Sale      $       500      $              $               $       500
                                            ===========      ===========    ===========     ===========

                               AVAILABLE-FOR-SALE
                                DECEMBER 31, 2004
                                 (In thousands)

                                                               Gross           Gross
                                             Amortized       Unrealized      Unrealized         Fair
                                                Cost            Gains          Losses           Value
            -------------------------------------------------------------------------------------------
            U.S. Agency securities          $     2,385      $       --     $     (35)      $     2,350
            Mortgage-backed securities           10,882              10          (116)           10,776
            Municipal securities                    875               1            (3)              873
            Other securities                      8,544             143            (1)            8,686
                                            -----------      ----------     ---------       -----------
                 Total debt securities           22,686             154          (155)           22,865
            Equity securities                       273              11            (2)              282
                                            -----------      ----------     ---------       -----------
              Total Available for Sale      $    22,959      $      165     $    (157)      $    22,967
                                            ===========      ==========     =========       ===========

                                HELD-TO-MATURITY
                                DECEMBER 31, 2004
                                 (In thousands)

                                                               Gross           Gross
            December 31, 2004                Amortized       Unrealized      Unrealized         Fair
            (in thousands)                      Cost            Gains          Losses           Value
            -------------------------------------------------------------------------------------------
            Municipal securities            $       498               6                             504
                                            -----------      ----------     -----------     -----------
              Total Available for Sale      $       498      $        6     $               $       504
                                            ===========      ==========     ===========     ===========

              The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005 is as follows:

                                   Less than 12 months       12 months or longer            Total
                                   -------------------       -------------------            ------
                                    Fair      Unrealized      Fair        Unrealized    Fair    Unrealized
                                    Value       Losses        Value         Losses      Value     Losses
            ----------------------------------------------------------------------------------------------
            U.S. Agencies          $   990    $      (10)  $    1,352    $    (33)    $ 2,342   $      (43)
            Mortgage-backed          5,419          (141)       2,199         (37)      7,618         (178)
            Municipal                  265            (5)         274          (6)        539          (11)
            Other securities         2,003            (8)                               2,003           (8)
            Equity securities          303           (16)                               2,003          (16)
                                   -------    ----------   ----------    --------     -------   ----------
                                   $ 8,980    $     (180)  $    3,825    $    (76)    $12,805   $     (256)
                                   =======    ==========   ==========    ========     =======   ==========

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

         LOANS

                                                    March 31,  December 31,
                                                      2005        2004
                                                    ---------  ------------
                                                       (In thousands)

            Real estate mortgages:
              Construction and land development     $   919     $ 2,030
              Residential, 1 - 4 family              34,342      32,743
              Residential, multi-family                 251         256
                                                    -------     -------
                 Total real estate mortgages         35,102      35,029

            Commercial                               20,182      17,136
            Consumer                                  9,365       9,595
                                                    -------     -------
                  Total loans                        64,990      61,760
            Allowance for loan loss                     948         931
                                                    -------     -------
                 Total loans, net                   $64,042     $60,829
                                                    =======     =======

              Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan. Interest on consumer loans is recognized on the simple interest method.

              The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of any underlying collateral and current economic conditions.

              Uncollectable interest on loans that are contractually past due 90 days or more is credited to an allowance established through management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

              OTHER BORROWINGS

              The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2005. At March 31, 2005, the Bank borrowed $900 in overnight funds.

              The Bank also has a $5,000 term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING INFORMATION

         In addition to historical information, this Report on Form 10-QSB may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulation of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company's loan or investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

FINANCIAL CONDITION

All amounts presented are in thousands, except ratios.

Our total assets decreased $2,554 from $92,997 at December 31, 2004 to $90,443 at March 31, 2005, or 3%. The decline was primarily in investment securities. Investment securities decreased $5,767 from $23,465 at December 31, 2005 to $17,698 at March 31, 2005, or 25%. Investment securities decreased primarily to fund an increase in loans and a decline in other borrowings. The decrease was in securities "available for sale". The decrease included $4,516 in sales of securities, $243 in maturities and $513 in principal payments on mortgage-backed securities.

Net loans increased $3,213, or 5%, from $60,829 at December 31, 2004 to $64,042 at March 31, 2005, mainly due to an increase in commercial loans. The Bank has been increasing its commercial loan portfolio to diversify its loan portfolio and reduce its exposure to the interest rate risk associated with residential mortgages.

The allowance for loan loss was $948 at March 31, 2005, compared to $931 at December 31, 2004. We recorded $15 in loan loss provision for the three months ended March 31, 2005. During this period, the Bank had no loans charged-off and collected $2 in payments on loans previously charged off. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses is sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $763 at March 31, 2005, compared to $1,357 at December 31, 2005. The reduction was $575 in residential mortgages and $19 in consumer loans. The ratio of the Bank's allowance for loan losses to total loans was 1.46% at March 31, 2005 and 1.51% at December 31, 2004.

Total deposits decreased $928 or 1% from $77,342 at December 31, 2005 to $76,414 at March 31, 2005. Non-interest bearing deposits declined by $277 or 7%, interest bearing demand deposits declined $2,184 or 7%, while time deposits increased $1,533 or 4%. The changes in the accounts are primarily due to seasonal fluctuations.

Other borrowings decreased $1,475 from $7,375 at December 31, 2004 to $5,900 at March 31, 2005, due to reductions in overnight borrowings from the Federal Home Loan Bank of Pittsburgh.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Net income totaled $92 for the three months ended March 31, 2005 compared to $114 for the three months ended March 31, 2004, a decrease of $22, or 19%. Net income decreased primarily due to income tax expense of $54 in 2005, compared to an income tax benefit of $8 in 2004. The tax benefit was due to an over payment from the previous year.

Interest income increased $34 or 3%, to $1,200 in 2005, compared to $1,166 in 2004. Interest on loans increased $184 or 24%, from $777 in 2004 to $961 in 2005, due to higher loan volume. Interest on investments decreased $150, or 39% due to lower balances of investments.

Interest expense decreased $24, or 5%, from $508 in 2004 to $484 in 2005. Interest on deposits decreased $34, or 8%, from $430 in 2004 to $396 due to the roll-off of higher rate time deposits. Interest on borrowed funds increased $10, or 13%, due to overnight borrowings.

Net interest income increased $58 or 9% from $658 in 2004, to $716 in 2005.

Other income increased $4, from $90 in 2004, to $94 in 2005. Other expenses increased $7 from $642 in 2004 to $649 in 2005. Salaries and employee benefits increased $31 or 9%, from $346 in 2004, to $377 in 2005, while occupancy and equipment expense decreased $16, or 12% from $132 in 2004, to $116 in 2005, and other expenses decreased $8 or 5%, from $164 in 2004 to $156 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and proceeds from mortgage loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's regulators require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents decreased $148 for the three months ended March 31, 2005. During that period, cash was primarily provided from sales and redemptions of securities, deposits in other banks and earnings. During the period, cash was used primarily to fund loans to customers, a decrease in customer's deposits and a decrease in borrowed funds.

At March 31, 2005 and December 31, 2004, the Bank exceeded all of its regulatory capital requirements as indicated in the following table.

                                                             March 31, 2005   December 31, 2004
                                                             --------------   -----------------
                                                                   (Dollars in Thousands)
Tier 1 capital:
    Equity, less unrealized gains or losses                     $ 7,839         $ 7,744
Tier 2 capital:
     Loan loss reserves includable in Tier 2                        801             803
Total risk-based capital                                          8,637           8,547

Risk-adjusted assets (including off-balance sheet items)         90,646          92,686
Tier 1 capital ratio (4.00% required)                              8.64%           8.35%
Total  risked-based capital ratio (8.00% required)                12.26%          12.07%
Tier 1 leverage ratio                                             13.53%          13.32%

RELATED PARTIES

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.

ITEM 3.       CONTROLS AND PROCEDURES.

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5        OTHER INFORMATION.

None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1      Certificate of Incorporation of North Penn Bancorp, Inc.*

3.2      By-laws of North Penn Bancorp, Inc.*

4.1      Specimen Stock Certificate of North Penn Bancorp, Inc.*

11.1     Statement re: computation of per share earnings: None

31.1     Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification

31.1     Rule 13a-14(a) /15d-14(a) Chief Financial Officer Certification

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer

FORM 8-K

April 11, 2005     Announcement of the resignation of John B. Errico, the
                   Company's Controller and Principal Accounting Officer.

April 21, 2005     Press Release announcing the appointment of Philip O. Farr as Senior Vice President and Chief Financial Officer.

May 4, 2005        Press Release announcing Depositor approval of Plan of
                   Mutual Holding Company Reorganization.

---------------

* Incorporated herein by reference into this document from Form SB-2 Registration Statement, as amended, filed on December 10, 2004, Registration No. 333-121121.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be so signed on its behalf by the undersigned, thereunto duly authorized.

                                          North Penn Bancorp, Inc

Dated:  May 13, 2005                      /s/   Frederick L. Hickman
        ------------                      --------------------------
                                          Frederick L. Hickman
                                          President and
                                          Chief Executive Officer

Dated:  May 13, 2005                      /s/   Philip O. Farr
        ------------                      --------------------------
                                          Philip O. Farr
                                          Senior Vice President and
                                          Chief Financial Officer