Form 10KSB
period 2004-12-31
North Penn Bancorp, Inc.
filed 2005-05-20
CIK 1309127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51234

North Penn Bancorp, Inc.

(Name of small business issuer in its charter)

Pennsylvania	20-1882440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 Adams Avenue, Scranton, Pennsylvania	18503-1692
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (570) 344-6113

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par vale $0.10 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $ 5,256,000

The issuer does not have an aggregate market value of the voting and non-voting common equity held by non-affiliates at this time since its shares have not yet been sold.

The issuer has no shares outstanding of the issuer’s classes of common equity, as of May 18, 2005.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

This Form 10-KSB contains only financial statements for the fiscal year ended December 31, 2004.

MMQ	Francis J. Merkel, CPA
Joseph J. Quinn, CPA, CVA
John H. Marx, Jr., CPA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

McGrail Merkel Quinn & Associates

Certified Public Accountants & Consultants

To the Board of Trustees

North Penn Bank and Subsidiary

Scranton, Pennsylvania

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of North Penn Bank and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Penn Bank and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ McGrail Merkel Quinn

    & Associates

Scranton, Pennsylvania

April 22, 2005

RSM McGladrey Network

An Independently Owned Member

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570 961-0345 Fax: 570 961-8650

www.mmq.com

NORTH PENN BANK AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(in thousands)	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$719	$1,003
Interest-bearing deposits in other banks	940	2,065

Total cash and cash equivalents	1,659	3,068

Investment securities:
Held-to-maturity (fair value of $504 and $2,534, respectively)	498	2,437
Available-for-sale, at fair value	22,967	31,530
Loans, net (allowance for loan losses of $931 and $985, respectively)	60,829	49,021
Accrued interest receivable	529	557
Other assets	908	259
Premises and equipment, net	2,713	2,804
Foreclosed real estate	—	87
Federal Home Loan Bank Stock, at cost	749	552
Atlantic Central Bankers Bank Stock, at cost	37	37
Cash surrender value of life insurance	1,817	1,626
Deferred income taxes	291	221

Total assets	$92,997	$92,199

LIABILITIES AND EQUITY
Liabilities
Deposits	$77,342	$79,180
Other borrowings	7,375	5,000
Accrued interest payable	173	198
Other liabilities	354	138

Total liabilities	85,244	84,516

Equity
Unappropriated retained earnings	4,796	4,412
Appropriated retained earnings	2,952	2,952
Accumulated other comprehensive income	5	319

Total equity	7,753	7,683

Total liabilities and equity	$92,997	$92,199

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NORTH PENN BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)	2004	2003	2002
Interest income
Loans receivable:
First mortgage loans	$1,907	$2,396	$3,319
Consumer and other loans	1,498	1,117	1,102
Securities held-to-maturity	130	180	315
Securities available-for-sale	1,254	1,280	1,046
Interest on balances with banks	9	54	31
Dividend on FHLB stock	9	15	21

Total interest income	4,807	5,042	5,834

Interest expense
Deposits	1,646	1,959	2,320
Borrowed funds	331	377	527

Total interest expense	1,977	2,336	2,847

Net interest income	2,830	2,706	2,987
Provision for loan losses	—	15	40

Net interest income after provision for loan losses	2,830	2,691	2,947

Noninterest income	449	469	286

Noninterest expenses
Compensation and benefits	1,425	1,302	1,222
Occupancy and equipment	516	556	569
Prepayment fee on Federal Home Loan Bank advances	—	—	160
Deposit insurance premium	12	23	34
Other expenses	787	673	596

Total noninterest expenses	2,740	2,554	2,581

Income before income taxes	539	606	652
Income tax expense	155	206	259

Net income	$384	$400	$393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NORTH PENN BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)	Unappropriated	Appropriated	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2001	$3,619	$2,952	$283	$6,854
Comprehensive income:
Net income	393	—	—	393
Unrealized gains on securities, net of income taxes	—	—	360	360

Comprehensive income				753

Balance, December 31, 2002	4,012	2,952	643	7,607
Comprehensive income:
Net income	400	—	—	400
Unrealized losses on securities, net of income taxes	—	—	(324)	(324)

Comprehensive income				76

Balance, December 31, 2003	4,412	2,952	319	7,683
Comprehensive income:
Net income	384	—	—	384
Unrealized losses on securities, net of income taxes	—	—	(314)	(314)

Comprehensive income				70

Balance, December 31, 2004	$4,796	$2,952	$5	$7,753

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NORTH PENN BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)	2004	2003	2002
Operating activities
Net income	$384	$400	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of securities	151	82	61
Deferred income tax expense	91	206	259
Provision for loan losses	—	15	40
Depreciation of premises and equipment	288	305	304
Gain on foreclosed real estate and other assets	(82)	(123)	(56)
Gain on sale of loans	—	(81)	(41)
Net realized (gain) loss on securities available-for-sale	(8)	24	—
Increase in cash surrender value of life insurance	(63)	(26)	—
Decrease in accrued interest receivable	28	55	67
(Increase) decrease in other assets	(649)	(170)	10
(Decrease) increase in accrued interest payable	(25)	(23)	3
Increase (decrease) in accrued expenses and other liabilities	216	(42)	(4)

Net cash provided by operating activities	331	622	1,036

Investing activities
Loan originations and principal collections, net	(11,868)	4,542	(3,978)
Proceeds from the sale of loans	—	4,650	2,182
Purchase of securities available-for-sale	(1,931)	(22,607)	(1,005)
Proceeds from the maturities of securities held-to-maturity	1,950	2,000	—
Proceeds from sales and maturities of securities available-for-sale	7,174	4,778	3,210
Proceeds from repayments of securities available-for-sale	2,692	2,008	224
Purchase of life insurance policies	(128)	(1,600)	—
Net (purchase) sale of FHLB stock	(197)	77	72
Certificate of deposit called	—	100	—
Investment in premises and equipment	(197)	(81)	(230)
Proceeds from foreclosed real estate, net	228	344	205

Net cash (used in) provided by investing activities	(2,277)	(5,789)	680

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NORTH PENN BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)	2004	2003	2002
Financing activities
Net (decrease) increase in deposits	$(1,838)	$2,923	$6,223
Short-term borrowings, net	2,375	—	(500)
Proceeds from other borrowings	—	—	2,000
Repayment of other borrowings	—	(2,000)	(5,450)

Net cash provided by financing activities	537	923	2,273

Net (decrease) increase in cash and cash equivalents	(1,409)	(4,244)	3,989
Cash and cash equivalents, beginning	3,068	7,312	3,323

Cash and cash equivalents, ending	$1,659	$3,068	$7,312

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

North Penn Bank (formerly North Penn Savings and Loan Association) operates from four offices under a state savings charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate and consumer loans.

On June 19, 2003, the Pennsylvania Department of Banking approved the Bank’s conversion to a state-chartered mutual savings bank from a mutual savings association and subsequent name change.

The accounting policies of North Penn Bank and Subsidiary (the “Bank”) conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. A description of the significant accounting policies is presented below.

Principles of Consolidation

The financial statements of the North Penn Bank have been consolidated with those of its wholly-owned subsidiary, Norpenco, Inc., eliminating intercompany accounts. Norpenco, Inc. received approval and began purchasing bank stocks in October, 2004. The subsidiary’s sole activities are purchasing bank stocks and receiving dividends on such stocks.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management periodically obtains independent appraisals for significant properties.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies - (Continued)

Investment Securities

The Bank’s investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity. Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Securities Available-for-Sale. Securities available-for-sale consist of bonds, notes, debentures and equity securities not classified as securities to be held-to-maturity and are carried at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of other comprehensive income until realized.

Purchase premiums and discounts are recognized in interest income on the straight-line basis over the terms of the securities, which approximates the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are reported as other income in the Statements of Operations.

The Bank has no derivative financial instruments required to be disclosed under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Loans

Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan. Interest on consumer loans is recognized on the simple interest method.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies - (Continued)

Loans - (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Uncollectible interest on loans that are contractually past due 90 days or more is credited to an allowance established through management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

Loan Servicing

The Bank generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Bank stratifies its capitalized mortgage servicing rights based on the term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

Premises and Equipment

The Bank operates from one leased and three owned facilities. Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Provision for depreciation, computed on the straight-line and accelerated methods, is charged to operating expenses over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expense as incurred.

The estimated useful lives used to compute depreciation are as follows:

Years
Buildings	19-39
Furniture/equipment	5-10

Note 1 - Nature of Operations and Summary of Significant Accounting Policies - (Continued)

Foreclosed Real Estate

Foreclosed real estate is carried at the lower of cost or fair value at the time of foreclosure. Management periodically performs valuations and a loss is recognized by a charge to operations if the carrying value of a property exceeds its net realizable value. Additional costs associated with holding the properties are expensed as incurred. The Bank held no foreclosed real estate properties at December 31, 2004. The balance at December 31, 2003 amounted to $87.

Long-Lived Assets

The Bank reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable, as prescribed in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Appropriated Retained Earnings

Appropriated retained earnings represents amounts appropriated by the Board of Directors, in prior years, for the safety and soundness of the Bank and to provide for reserves required by law.

Postretirement Employee Benefits

The Bank provides postretirement benefits in the form of term life insurance and health insurance coverage for a limited period of time. The costs are funded as incurred and are not significant to the accompanying financial statements.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $42, $57 and $36, respectively.

Income Taxes

Provisions for income taxes are based on the taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest), as well as the deferred income taxes on temporary differences arising from differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Note 1 - Nature of Operations and Summary of Significant Accounting Policies - (Continued)

Cash Flows

For purposes of the Statements of Cash Flows, cash and due from banks include cash on hand and demand deposits at other financial institutions (including cash items in process of clearing). Cash flows from loans and deposits are reported net.

The Bank paid interest of $2,002, $2,359 and $2,844 during the years ended December 31, 2004, 2003, and 2002, respectively. Income taxes of $4 and $125 were paid in 2004 and 2003, respectively. No income taxes were paid during the year ended December 31, 2002. Income taxes refunded, net, during the year ended December 31, 2004, totalled $123.

Noncash transactions consisted of the net acquisition of real estate in settlement of loans in the amounts of $60 and $147 during the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

Cash and cash equivalents  The carrying amount of cash and cash equivalents approximate their fair value.

Available-for-sale and held-to-maturity  Fair values for securities are based on bid prices received from securities dealers. Restricted equity securities are carried at cost, which approximates fair value.

Loans  The fair value of all loans is estimated by the net present value of the future expected cash flows.

Deposit liabilities  The fair value of demand deposits, NOW accounts, savings accounts, and money market deposits is estimated by the net present value of the future expected cash flows. For certificates of deposit, the discount rates used reflect the Bank’s current market pricing. The discount rates used for nonmaturity deposits are the current book rate of the deposits.

Other borrowings  The fair value of other borrowings is estimated using the rates currently offered for similar borrowings.

Accrued interest  The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments  Commitments to extend credit are generally short term and are priced to market. Therefore, the estimated fair value of these financial instruments is the same as the notional amount.

Note 2 - Investment Securities

The amortized cost and fair values of investment securities at December 31, 2004 and 2003, are as follows:

	Held-to-Maturity 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$498	$6	$—	$504

Total held-to-maturity	$498	$6	$—	$504

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. agencies and corporations:
Mortgage-backed securities	$3	$—	$—	$3
Obligations of states and political subdivisions	1,935	79	—	2,014
Corporate securities	499	18	—	517

Total held-to-maturity	$2,437	$97	$—	$2,534

	Available-for-sale 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. agencies and corporations:
Mortgage-backed securities	$10,882	$10	$116	$10,776
Other	2,385	—	35	2,350
Obligations of states and political subdivisions	875	1	3	873
Corporate securities	8,544	143	1	8,686

Total debt securities	22,686	154	155	22,685
Equity securities	273	11	2	282

Total available-for-sale	$22,959	$165	$157	$22,967

Note 2 - Investment Securities - (Continued)

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. agencies and corporations:
Mortgage-backed securities	$13,722	$25	$123	$13,624
Other	4,000	12	44	3,968
Obligations of states and political subdivisions	2,928	83	—	3,011
Corporate securities	10,397	530	—	10,927

Total available-for-sale	$31,047	$650	$167	$31,530

Securities available-for-sale with amortized costs and fair values of $5,783 and $5,723, at December 31, 2004 and $1,420 and $1,387, at December 31, 2003, were pledged as collateral on public deposits and/or overnight borrowings with the Federal Home Loan Bank of Pittsburgh.

A summary of transactions involving available-for-sale debt securities in 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Proceeds from sales	$3,363	$1,538	$—
Gross realized gains	30	—	—
Gross realized losses	22	24	—

The amortized cost and fair value of debt securities at December 31, 2004 and 2003, by contractual maturity, are shown below . Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004
	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$498	$504	$5,508	$5,565
Due after one year through five years	—	—	5,911	5,965
After ten years	—	—	385	379

Subtotal	498	504	11,804	11,909
Mortgage-backed securities	—	—	10,882	10,776

Total debt securities	$498	$504	$22,686	$22,685

Note 2 - Investment Securities - (Continued)

	2003
	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,943	$2,014	$3,304	$3,394
Due after one year through five years	491	517	14,021	14,512

Subtotal	2,434	2,531	17,325	17,906
Mortgage-backed securities	3	3	13,722	13,624

Total debt securities	$2,437	$2,534	$31,047	$31,530

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003, are as follows:

	December 31, 2004
	Less Than Twelve Months		Twelve Months Or More		Totals
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. agencies and corporations:
Mortgage-backed securities	$2,653	$26	$6,203	$90	$8,856	$116
Other	1,373	12	977	23	2,350	35
Obligations of states and political sub-divisions	546	3	—	—	546	3
Corporate securities	508	1	—	—	508	1
Equity securities	59	2	—	—	59	2

Total	$5,139	$44	$7,180	$113	$12,319	$157

Note 2 - Investment Securities - (Continued)

	December 31, 2003
	Less Than Twelve Months
	Fair Value	Unrealized Losses
Obligations of U.S. agencies and corporations:
Mortgage-backed securities	$11,333	$123
Other	1,957	44

Total	$13,290	$167

Other U.S. Obligations

The unrealized losses on the Bank’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Federal Agency Mortgage-Backed Securities

The unrealized losses on the Bank’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Bank’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Equity Securities

The Bank’s investments in equity securities consists entirely of bank stocks. The unrealized losses are from two bank stocks. The Bank evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Obligations of States and Political Subdivisions

The unrealized losses on the Bank’s investments in these obligations were caused by recent interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Bank has the ability to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Note 3 - Loans

Loans receivable at December 31, 2004 and 2003, are summarized as follows:

	2004	2003
First mortgage loans (principally conventional)
Secured by one-to-four family residence	$29,278	$28,922
Secured by other properties	256	535
Construction loans	3,486	2,041

	33,020	31,498

Less:
Undisbursed portion of construction loans	(1,456)	(1,476)
Deferred loan-origination fees, net	(73)	(103)

Total first mortgage loans	31,491	29,919

Commercial loans	17,136	10,253

Consumer and other loans
Automobile	9,006	5,808
Home equity and second mortgage	3,538	3,292
Other	589	734

Total consumer and other loans	13,133	9,834

Less: Allowance for loan losses	(931)	(985)

Net loans	$60,829	$49,021

Mortgages with a fair value of $4,598 at December 31, 2004 and $7,820 at December 31, 2003, were pledged as collateral for the Federal Home Loan Bank (FHLB) of Pittsburgh borrowings.

Activity in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002, was as follows:

	2004	2003	2002
Balance, beginning of year	$985	$1,020	$988
Provision charged to income	—	15	40
Loans charged-off	(55)	(54)	(13)
Recoveries	1	4	5

Balance, end of year	$931	$985	$1,020

Note 3 - Loans - (Continued)

Nonaccrual loans (impaired loans) represent loans which are ninety days or more in arrears or in the process of foreclosure. These loans totaled approximately $1,357 and $991 at December 31, 2004 and 2003, respectively. The allowance for loan losses allocated to impaired loans was $191 and $284 at December 31, 2004 and 2003, respectively. Additional interest income that would have been earned under the original terms of such loans would have amounted to $28, $41 and $34 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 4 - Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $4,101 and $4,699 at December 31, 2004 and 2003, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in deposits, were approximately $23 and $25 at December 31, 2004 and 2003, respectively.

Unamortized loan servicing assets amounted to $29 and $37 at December 31, 2004 and 2003, respectively.

Note 5 - Accrued Interest Receivable

Accrued interest receivable at December 31, 2004 and 2003, is summarized as follows:

	2004	2003
Loans receivable	$305	$220
Investment securities	224	337

Total accrued interest receivable	$529	$557

Note 6 - Premises and Equipment

Premises and equipment at December 31, 2004 and 2003, are summarized as follows:

	2004	2003
Land and improvements	$637	$637
Building - main office, Scranton	2,906	2,905
Building - branch office, West Scranton	642	558
Building - branch office, Stroudsburg	469	465
Leasehold improvements - branch office, Clarks Summit	158	158
Furniture and equipment	1,754	1,646

	6,566	6,369
Less: Accumulated depreciation	3,853	3,565

Premises and equipment, net	$2,713	$2,804

Note 6 - Premises and Equipment - (Continued)

Depreciation amounted to $288, $305 and $304 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 7 - Cash Surrender Value of Life Insurance

The Bank has purchased Bank Owned Life Insurance (BOLI) policies on certain directors and officers. These policies are intended to fund benefits payable under a future management incentive plan.

Note 8 - Federal Home Loan Bank Membership

The Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment for membership in FHLB with the level of investment determined annually. Its marketability is limited to resale to the FHLB or another member. The Bank does not foresee any circumstances that would require the liquidation of this security. The balance of the investment was $749 and $552 at December 31, 2004 and 2003, respectively.

Short-Term Borrowings

The Bank has a line-of-credit agreement with the FHLB for short-term borrowings varying from one day to three years. Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2005.

At December 31, 2004, the Bank borrowed $2,375 with interest at 2.29%, maturing January 3, 2005. During the year ended December 31, 2004, the Bank’s maximum borrowing outstanding at any month-end was $3,525. The average amount outstanding for the year ended December 31, 2004 amounted to $793 and the average interest rate was 2.05%. There were no borrowings during 2003. Interest expense incurred was $16, $- and $14 for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Borrowings

The Bank also has a fixed-interest loan with the FHLB as follows at December 31, 2004 and 2003:

	2004	2003
$5,000 advance at 6.19%; issued July, 2000; maturing July, 2010	$5,000	$5,000

The advance requires interest-only payments with principal due at maturity. Interest expense incurred on other borrowings was $315, $377 and $513 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 8 - Federal Home Loan Bank Membership - (Continued)

Other Borrowings - (Continued)

All of the above FHLB borrowings are secured by the Bank’s mortgages and/or investment securities.

Three advances of $1,363 each with various maturities and interest rates issued in 2001 were prepaid in December, 2002. There was a prepayment penalty in the amount of $160 paid by the Bank, which is included in noninterest expenses.

Note 9 - Deposit Accounts

Deposits at December 31, 2004 and 2003, consisted of the following:

	2004		2003
	Amount	%	Amount	%
Demand deposits, non-interest bearing	$4,127	5.3	$1,966	2.5
NOW and money market accounts	21,457	27.7	16,741	21.1
Savings deposits	8,389	10.9	8,792	11.2
Escrow deposits	344	5	342	4
Certificates of deposit	43,025	55.6	51,339	64.8

Total	$77,342	100.0	$79,180	100.0

The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100 was approximately $7,382 and $9,415 at December 31, 2004 and 2003, respectively. Interest expense related to these certificates of deposit was $197, $255 and $178 in 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, scheduled maturities of time deposits were as follows:

Maturing in	2004	2003
One year	$17,592	$27,209
Two years	14,858	9,044
Three years	7,102	8,939
Four years	2,856	3,982
Five years	617	2,165
Thereafter	—	—

Total	$43,025	$51,339

Note 9 - Deposit Accounts - (Continued)

Interest expense on deposits for the years ended December 31, 2004, 2003 and 2002, is summarized as follows:

	2004	2003	2002
Certificates of deposit	$1,323	$1,733	$2,078
Savings deposits	53	82	79
NOW and money market accounts	270	144	163

	$1,646	$1,959	$2,320

Note 10 - Other Income and Expense

Other income and expense amounts for the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
Other income
Banking service charges and fees	$148	$129	$120
Loan late charges	23	21	14
Cash surrender value of life insurance	75	28	—
Loan origination and commitment fees	72	103	74
Gain on sale of loans	—	81	41
Gain from real estate operations	57	66	6
Gain (loss) on sale of investments	8	(24)	—
Other operating income	66	65	31

Total other income	$449	$469	$286

Other expense
Director and Committee fees	$104	$72	$40
Travel/meals expense	16	17	7
Insurance	44	44	38
Advertising	42	57	36
Postage, stationery and supplies	73	63	65
Telephone	15	13	14
Professional services	77	46	48
Consulting fees	34	38	31
Supervisory examinations	12	50	65
Organization dues and subscriptions	11	10	8
Property taxes	66	61	64
Contributions	10	21	10
Automated teller expense	152	134	124
Other operating expense	131	47	46

Total other expense	$787	$673	$596

Note 11 - Income Taxes

The Bank and its subsidiary file a consolidated Federal income tax return. The Bank files a Mutual Thrift Earnings Report with the State of Pennsylvania. Norpenco, Inc. files a corporate tax report with the State of Pennsylvania.

Retained earnings at December 31, 2004 and 2003, included approximately $1,243 representing accumulated bad debt reserves in excess of actual experience, for which no provision for Federal income taxes has been made, in accordance with Accounting Principles Board Statement No. 23. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If anything other than tax bad debt losses are charged to this accumulated bad debt reserve, taxable income would be created at the then-current corporate tax rates. The unrecorded deferred income tax liability related to this at 34% was $423 at December 31, 2004 and 2003. The Bank’s liquidity and capital position causes management to believe that these tax restrictions will not be violated.

Income tax expense is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Federal
Currently payable	$64	$—	$—
Deferred tax expense, net	54	178	209

Total Federal taxes	118	178	209

State
Currently payable	—	—	—
Deferred tax expense, net	37	28	50

Total State taxes	37	28	50

Total income tax expense	$155	$206	$259

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2004	2003	2002
Tax expense at statutory rate on pretax income	$183	$206	$222
Tax effect of other items, net	(19)	(8)	4
Mutual thrift tax, net of federal benefit	16	18	33
Cash surrender value increase	(25)	(10)	—

Income tax expense	$155	$206	$259

Note 11 - Income Taxes - (Continued)

The significant components of deferred income taxes are as follows December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$284	$332
Net operating loss carryforward	6	50
State tax credits	3	3

Deferred tax liability:
Unrealized securities gains	(2)	(164)

Total	$291	$221

Management is not aware of any evidence that would preclude the Bank from realizing the benefit in the future and, accordingly, has not established a valuation allowance against the deferred tax assets.

Net operating losses are available to offset future Federal Corporate tax liabilities at December 31, 2004, as follows:

Tax Year Ended	Net Operating Loss Carryforward	Scheduled Expiration Date
December 31, 2001	$11	December 31, 2021

Note 12 - Retirement Plans

Defined Benefit Plan

The Bank participates in the Financial Institution Retirement Fund (the Fund), administered by the Pentegra Group. The Fund operates as a multi-employer plan for accounting purposes under Statement of Financial Accounting Standards No. 87 Employers’ Accounting for Pensions. As such, the annual pension expense to be recorded is defined as the amount of the required annual contribution.

For the Plan year ending June 30, 2005, the required contribution due was $115. For the plan year ending June 30, 2004, the required contribution amounted to $86.

The Fund covers all employees who have met the stated age and service requirements. A benefit formula provides for retirement benefits that are calculated as a percentage of salary during their working career, as defined. More details can be found in the plan document.

Note 12 - Retirement Plans - (Continued)

Thrift Plan

The Bank also sponsors the Financial Institutions Thrift Plan (the Plan) with the Pentegra Group. The Plan covers all employees who meet the age and service requirements. Participants in the Plan are permitted to make contributions up to 20% of their compensation. The Bank will match 50% (15% in 2002) of the participants’ contributions, not to exceed 6% of monthly compensation. Employer contributions to the Plan for the years ended December 31, 2004, 2003 and 2002, amounted to $18, $13 and $7, respectively.

Supplemental Executive Retirement Plan

Effective July 1, 2004, the Bank established an unfunded supplemental executive retirement plan to provide certain officers with additional benefits upon termination or retirement. At December 31, 2004, no contributions had been made to the Plan, and no expense was recorded on the accompanying financial statements. The Bank does not plan to make any contributions to this plan in 2005.

Note 13 - Commitments, Contingencies and Off-Balance Sheet Risk

Commitments to Extend Credit

In the normal course of business, there are outstanding commitments and contingent liabilities created under prevailing terms and collateral requirements, such as commitments to extend credit and letters of credit which are not reflected in the accompanying financial statements. The Bank does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in the particular classes of financial instruments.

Financial instruments whose contract amounts represent credit risk at December 31, 2004 and 2003, are as follows:

	2004	2003
Commitments to extend credit
- Variable rate	$3,337	$1,536
- Fixed rate	$2,254	$1,843

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments include loans-in-process, available borrowings under commercial line of credit agreements and available borrowings under home equity agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 13 - Commitments, Contingencies and Off-Balance Sheet Risk - (Continued)

Contingencies

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements.

Operating Lease

The Bank has an operating lease for commercial space in South Abington Township for a branch office. The lease commenced upon occupancy in April 1999 for a ten year period with three options to renew for five years each. The annual lease cost is composed of minimum rent per square foot, plus a proportionate share of certain operating costs and a flat fee for the drive-up/ATM area. The Bank has been granted a limited right of first refusal for purchase.

The future minimum rental commitments under this lease at December 31, 2004 are as follows:

2005	$43
2006	43
2007	43
2008	43
Thereafter	15

Total	$187

Note 14 - Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $5 and $319 at December 31, 2004 and 2003, respectively, consisted entirely of unrealized gains and losses on available-for-sale securities, net of tax.

A reconciliation of other comprehensive income for the year ended December 31, 2004, is as follows:

	Before-Tax Amount	Tax Benefit Expense	Net-of-Tax Amount
Unrealized holding losses on available-for-sale securities	$468	$159	$309
Less: Reclassification adjustment for net gains realized in income	(8)	(3)	(5)

Net unrealized losses	$476	$162	$314

Note 14 - Accumulated Other Comprehensive Income - (Continued)

A reconciliation of other comprehensive income for the year ended December 31, 2003, is as follows:

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized holding losses on available-for-sale securities	$514	$175	$339
Less: Reclassification adjustment for losses realized in income	24	9	15

Net unrealized losses	$490	$166	$324

Note 15 - Loans to Directors and Principal Officers

The Bank has had and may expect to have in the future, transactions in the ordinary course of business with directors and principal officers, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. A summary of loans to directors, principal officers and related parties is as follows for the years ended December 31, 2004 and 2003:

	2004	2003
Beginning balance	$340	$707
Additions	57	2
Reductions	(105)	(369)
Reclassifications	1,906	—

Ending balance	$2,198	$340

Reclassifications are balances of existing loans of new principal officers and directors added to the category.

Note 16 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Capital adequacy guidelines involve quantitative measures of each Institution’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Each Institution’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require each Institution to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital and Tangible Capital (as defined) to adjusted assets (as defined). Management believes, as of December 31, 2004, that North Penn Bank meets and exceeds all capital adequacy requirements to which it is subject.

Note 16 - Regulatory Matters - (Continued)

As of December 31, 2004, the most recent notification from the banking regulators categorized North Penn Bank as “well capitalized” under the regulatory framework for capital requirements. To be categorized as “well capitalized” an Institution must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

As of December 31, 2004

North Penn Bank				Regulatory Requirements

	Actual		For Capital Adequacy Purposes			To Be “Well Capitalized”
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to Risk-Weighted Assets)	$8,547	13.32%	>$	5,132	>8.00%	>$	6,415	>10.00%
Tier I Capital (to Risk-Weighted Assets)	$7,744	12.07%	>$	2,566	>4.00%	>$	3,849	>6.00%
Tier I Capital (Core) (to Adjusted Assets)	$7,744	8.35%	>$	3,707	>4.00%	>$	4,634	>5.00%
Tangible Capital (to Adjusted Assets)	$7,744	8.35%	>$	1,390	>1.50%		N/A	N/A

As of December 31, 2003

North Penn Bank				Regulatory Requirements

	Actual		For Capital Adequacy Purposes			To Be “Well Capitalized”
	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to Risk-Weighted Assets)	$8,057	15.26%	>$	4,225	> 8.00%	>$	5,281	> 10.00%
Tier I Capital (to Risk-Weighted Assets)	$7,359	13.93%	>$	2,113	> 4.00%	>$	3,169	> 6.00%
Tier I Capital (Core) (to Adjusted Assets)	$7,359	7.96%	>$	3,700	> 4.00%	>$	4,611	> 5.00%
Tangible Capital (to Adjusted Assets)	$7,359	7.96%	>$	1,388	> 1.50%		N/A	N/A

Note 17 - Concentration of Credit Risk

Most of the Bank’s lending activity is with customers located in the Bank’s geographic market area and repayment is affected by economic conditions in this market area.

The Bank may, from time to time, maintain correspondent bank balances in excess of $100 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

Note 18 - Fair Values of Financial Instruments

The carrying or notional amount and estimated fair value of the Bank’s financial instruments were as follows as of December 31, 2004:

	Notional Amount	Carrying or Estimated Fair Value
Financial assets
Cash and cash equivalents	$1,659	$1,659
Held-to-maturity securities	498	504
Available-for-sale securities	22,967	22,967
Restricted equity securities	786	786
Loans	60,829	62,534
Accrued interest receivable	529	529

Financial liabilities:
Deposits	77,342	77,151
Other borrowings	7,375	7,866
Accrued interest payable	173	173

Off-balance sheet liabilities, commitments to extend credit	5,591	5,591

Note 19 - Current Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor entity at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, Interpretation No. 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such a standby letters of credit would need. We did not have financial letters of credit at December 31, 2003 and 2004.

Note 19 - Current Accounting Pronouncements - (Continued)

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. On December 17, 2003, the Financial Accounting Standards Board revised Interpretation No. 46 and deferred the effective date of Interpretation No. 46 to no later than the end of the first reporting period that ends after March 15, 2004. For special-purpose entities, however, Interpretation No. 46 would be required to be applied as of December 31, 2003. We have not established any variable interest entities. The adoption of Interpretation No. 46 and Interpretation No. 46R did not have an effect on our financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which clarifies certain implementation issues raised by constituents and amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include the conclusions reached by the Financial Accounting Standards Board on certain Financial Accounting Standards Board Staff Implementation Issues that, while inconsistent with Statement 133’s discussion of financial guarantee contracts and the application of the shortcut method to an interest rate swap agreement that includes an embedded option and amends other pronouncements. The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following: guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning before June 15, 2003 should continue to be applied according to the effective dates in those issues; and guidance relating to forward purchase and sale agreements involving “when-issued” securities should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of Statement of Financial Accounting Standards No. 149 did not have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement of Financial Accounting Standards No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatory redeemable preferred and common stocks. Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Bank). The adoption of Statement of Financial Accounting Standards No. 150 did not have a material effect on our financial statements.

Note 19 - Current Accounting Pronouncements - (Continued)

At its March 2004 meetings, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments” (EITF No. 03-1). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities whose amortized cost is higher than the securities’ fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The additional disclosure has been included in the accompanying financial statements but the application of the new measurement provisions was delayed by the EITF on September 30, 2004 to give the FASB and EITF more time to study this issue.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. The Bank has not been a party to any nonmonetary exchanges that would be impacted by the adoption of Statement No. 153.

Note 20 - Plan of Reorganization

On October 15, 2004, the Board of Trustees of North Penn Bank adopted both a Plan of Reorganization and Minority Stock Issuance (the “Plan of Reorganization”) and a Plan of Charter Conversion. Pursuant to the Plan of Charter Conversion, the Bank will convert from a Pennsylvania state-chartered mutual savings bank to a Pennsylvania state-chartered stock savings bank. As soon as practicable after the completion of the charter conversion and pursuant to the Plan of Reorganization, the Bank will: (i) convert to a stock savings bank as successor to the Bank in its current mutual form; (ii) organize a Stock Holding Company as a federally chartered corporation that will own 100% of the common stock of the Stock Bank; and (iii) organize a Mutual Holding Company as a federally chartered mutual holding company that will own at least 51% of the common stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and the Stock Holding Company will sell its common stock in a public stock offering.

Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.

Note 20 - Plan of Reorganization - (Continued)

The Stock Holding Company plans to offer to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Bank as determined by an independent appraisal. The Mutual Holding Company will maintain the majority ownership of the Stock Holding Company. Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At December 31, 2004, $222 in reorganization costs had been included in other assets.

Note 21 - New Branch Construction

A portion of the proceeds retained by the Stock Holding Company from the offering discussed in Note 20 will be used to construct a new branch office in Effort, Pennsylvania. The branch facility will be leased to the Bank. At December 31, 2004, the Bank purchased land in the amount of $563 which is recorded in “Other Assets”. After the reorganization, the Bank intends to transfer the land to the Stock Holding Company. The cost for construction of the new branch is estimated to be $1,000, and no contracts have been signed as of the financial statement date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH PENN BANCORP, INC.
(Registrant)

By	/s/ Philip O. Farr	By	/s/ Frederick L. Hickman
	Philip O. Farr Senior Vice President and Chief Financial Officer		Frederick L. Hickman President and Chief Executive Officer

Date	May 20, 2005	Date	May 20, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon S. Florey	May 20, 2005
Gordon S. Florey, Director	Date

/s/ Frederick L. Hickman	May 20, 2005
Frederick L. Hickman	Date
President, Chief Executive Officer and Director

/s/ Kevin M. Lamont	May 20, 2005
Kevin M. Lamont, Director	Date

/s/ James W. Reid	May 20, 2005
James W. Reid, Director	Date

/s/ John Schumacher	May 20, 2005
John Schumacher, Chairman of the Board and Director	Date