Form 10QSB
period 2005-06-05
North Penn Bancorp, Inc.
filed 2005-08-15
CIK 1309127

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2005
                                       -------------


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________________

                       Commission File Number: 000-51234


                            NORTH PENN BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Pennsylvania                                     20-1882440
   -------------------------------                  ----------------------------
   (State or other jurisdiction of                        (IRS Employer
   Incorporation or organization)                      Identification No.)


                      216 Adams Avenue, Scranton, PA 18503
                    ----------------------------------------
                    (Address of principal executive offices)


                            (570) 344-6113 (Issuer's
                            ------------------------
                                telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,443,555

Transitional Small Business Disclosure Format  (Check One):  Yes ___   No _X_

PART I.  FINANCIAL INFORMATION

      Item 1.      Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets at June 30, 2005
                      and December 31, 2004

                   Condensed Consolidated Statements of Income for the three
                      and six months ended June 30, 2005 and 2004

                   Condensed Consolidated Statements of Cash Flows for
                      the six months ended June 30, 2005 and 2004

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

      Item 3.      Defaults Upon Senior Securities.

      Item 4.      Submission of Matters to a Vote of Security Holders.

      Item 5.      Other Information.

      Item 6.      Exhibits and Reports on Form 8-K.

         North Penn Bancorp, Inc ("the Company") was organized on November 22, 2004 in anticipation of the mutual reorganization of North Penn Bank (the "Bank"). The reorganization was completed on June 1, 2005. The Company is a bank holding company and parent of the Bank. The information presented for 2004 is for the Bank and its subsidiary only, and are presented for comparative purposes. Earnings per share information for 2004 are pro forma based on the shares issued 2005.


ITEM I.  FINANCIAL STATEMENTS


                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               June 30,       December 31,
                                                                                 2005            2004
                                                                              (Unaudited)      (Audited)
                                                                               --------        --------
                                                                                    (In thousands)
ASSETS:
Cash and due from banks                                                        $  2,681        $    719
Interest bearing deposits                                                             6             940
                                                                               --------        --------
Total cash and cash equivalents                                                   2,687           1,659
Investment securities, available for sale                                        13,933          22,967
Investment securities, held to maturity
 (fair value 2004, $503)                                                            498
Equity securities at cost, substantially restricted                                 474             786
Loans, net of allowance for loan losses                                          68,536          60,829
Bank premises and equipment - net                                                 3,354           2,713
Accrued interest receivable                                                         566             529
Cash surrender value of life insurance                                            1,979           1,817
Deferred income taxes                                                               231             291
Other assets                                                                        100             908
                                                                               --------        --------
TOTAL ASSETS                                                                     91,860          92,997
                                                                               ========        ========

LIABILITIES:
Deposits:
Non-interest bearing deposits                                                     4,074           4,127
Interest bearing demand deposits                                                 25,525          30,190
Interest bearing time deposits                                                   43,289          43,025
                                                                               --------        --------
     Total deposits                                                              72,888          77,342
Other borrowed funds                                                              5,100           7,375
Accrued interest and other liabilities                                              369             527
                                                                               --------        --------
TOTAL LIABILITIES                                                                78,357          85,244

STOCKHOLDERS' EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none
Common stock, par value $0.10; 80,000,000 authorized; issued
and outstanding, 1,443,555 (Note 5)                                                  63              --
Additional paid-in capital                                                        5,770              --
Retained earnings                                                                 7,779           7,748
Accumulated other comprehensive income                                             (109)              5
                                                                               --------        --------
TOTAL STOCKHOLDERS' EQUITY                                                       13,503           7,753
                                                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $ 91,860        $ 92,997
                                                                               ========        ========

       See notes to unaudited condensed consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)

                                               Six Months Ended            Three Months Ended
                                          --------------------------    -------------------------
                                            June 30,       June 30,        June 30,     June 30,
                                             2005            2004           2005          2004
                                          -----------    -----------    -----------   -----------
INTEREST INCOME
Interest on loans                         $     2,069    $     1,601    $     1,097   $       819
Interest and dividends on investments             419            760            180           371
                                          -----------    -----------    -----------   -----------
     Total interest income                      2,488          2,361          1,277         1,190
INTEREST EXPENSE
Interest on deposits                              792            847            396           417
Interest on borrowed funds                        169            157             81            79
                                          -----------    -----------    -----------   -----------
     Total interest expense                       961          1,004            477           496
                                          -----------    -----------    -----------   -----------
NET INTEREST INCOME                             1,527          1,357            800           694

PROVISION FOR LOAN LOSSES                          45              0             30             0
                                          -----------    -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                     1,482          1,357            770           694
                                          -----------    -----------    -----------   -----------
OTHER INCOME
Service charges on deposit accounts                55             64             16            34
Other income                                       80            121             40            70
Gain on sale of other real estate                  40             26             40            26
Gain on sale of securities                          4              4              0             0
                                          -----------    -----------    -----------   -----------
TOTAL OTHER INCOME                                179            215             96           130

OTHER EXPENSE
Salaries and employee benefits                    743            706            366           360
Occupancy and equipment expense                   247            279            131           147
Other expenses                                    438            353            282           189
                                          -----------    -----------    -----------   -----------
TOTAL OTHER EXPENSE                             1,428          1,338            779           696
                                          -----------    -----------    -----------   -----------
INCOME BEFORE INCOME TAXES                        233            234             87           128

INCOME TAX EXPENSE (BENEFIT)                      102             44             48            52
                                          -----------    -----------    -----------   -----------
NET INCOME                                        131            190             39            76
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during
period, net of income tax                        (114)          (397)            23          (449)
                                          -----------    -----------    -----------   -----------
COMPREHENSIVE INCOME                      $        17    $      (207)   $        62   $      (373)
                                          ===========    ===========    ===========   ===========

Weighted average number of shares
outstanding                               $ 1,443,555      1,443,555      1,443,555     1,443,555
Earnings per share                        $      0.09    $      0.13     $     0.03    $     0.05

       See notes to unaudited condensed consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (In thousands)


                                                                                    2005      2004
                                                                                  -------    -------
Operating Activities:
Net income                                                                        $   131    $   190
Items not requiring (providing) cash
  Depreciation                                                                         97        136
  Provision for loan losses                                                            45          0
   Increase in cash surrender value of life insurance                                 (37)       (35)
  Net realized (gain) loss on securities                                               (4)        (4)
  Changes in:
    Accrued interest income and other assets                                          214        (71)
    Accrued interest expense and other liabilities                                   (102)       587
                                                                                  -------    -------
      Net Cash Provided by Operating Activities                                       344        803
                                                                                  -------    -------

Investing Activities:
  Purchase bank premises and equipment                                               (118)      (145)
  Purchase of securities "available for sale"                                        (291)      (385)
  Sales of securities "available for sale"                                          4,428      1,254
  Redemptions of securities "available for sale"                                    3,593      2,434
  Redemptions of securities "held to maturity"                                        500         --
  Purchase of mortgage-backed securities "available for sale"                                 (1,251)
  Redemptions of mortgage-backed securities "available for sale"                    1,135      1,589
  Purchase of life insurance policies                                                (125)
  Net redemption of restricted stock                                                  312         29
  Net increase in loans to customers                                               (7,754)    (6,550)
  Net increase in other real estate                                                    --         50
                                                                                  -------    -------
    Net Cash Provided by (Used) In Investing Activities                             1,680     (2,975)
                                                                                  -------    -------
Financing Activities:
  Increase (decrease) in deposits                                                  (4,454)     1,201
  Increase (decrease) in borrowed funds                                            (2,275)        --
  Issuance of common stock                                                          5,833         --
  Cash dividends paid                                                                (100)        --
                                                                                  -------    -------
    Net Cash Used In Financing Activities                                            (996)     1,201
                                                                                  -------    -------
Net Increase (Decrease) In Cash and Cash Equivalents                                1,028       (971)
                                                                                  -------    -------
Cash and Cash Equivalents, January 1                                                1,659      3,068
                                                                                  -------    -------
Cash and Cash Equivalents, June 30                                                $ 2,687    $ 2,097
                                                                                  =======    =======
Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                      $   126    $   148
    Income taxes                                                                       46          2

  Non-cash investing and financing activities:
    Unrealized gains (losses) on securities                                       $  (164)   $  (119)


       See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         The accounting policies of North Penn Bancorp, Inc., North Penn Bank and Norpenco (collectively referred to herein as the "Company") conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. A description of the significant accounting policies is presented below.

         The Company was organized on November 22, 2004 to be the bank holding company for North Penn Bank (formerly "North Penn Savings and Loan Association") in connection with the Bank's mutual holding company reorganization and minority stock issuance.. The Company's common stock trades on the OTC Bulletin Board under the symbol "NPEN". The Bank operates from four offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial, and consumer loans.

         PRINCIPLES OF CONSOLIDATION

         The financial statements of North Penn Bancorp, Inc. have been consolidated with those of its wholly-owned subsidiary, North Penn Bank, and the Bank's wholly-owned subsidiary, Norpenco, Inc., eliminating intercompany accounts. Norpenco, Inc. is used by the Bank to make equity investments in other banking companies.

         BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information. In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full year.

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

2.       INVESTMENT SECURITIES

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

         The amortized cost and fair value of investment securities at June 30, 2005 and December 31, 2004 are as follows:

                               AVAILABLE-FOR-SALE
                                  JUNE 30, 2005
                                 (In thousands)

                                                 Gross        Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                       Cost      Gains        Losses      Value
                                     -------    -------       -------    -------
        U.S. Agency securities       $ 2,385    $             $   (32)   $ 2,353
        Mortgage-backed securities     7,470          3          (129)     7,344
        Municipal securities             550                       (9)       541
        Other securities               3,024         15            (8)     3,031
                                     -------    -------       -------    -------
           Total debt securities      13,429         18          (178)    13,269
        Equity securities                668         18           (22)       664
                                     -------    -------       -------    -------
          Total Available for Sale   $14,097    $    36       $  (200)   $13,933
                                     =======    =======       =======    =======

                               AVAILABLE-FOR-SALE
                                DECEMBER 31, 2004
                                 (In thousands)

                                                 Gross        Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                       Cost      Gains        Losses      Value
                                     -------    -------       -------    -------
        U.S. Agency securities       $ 2,385    $    --       $   (35)   $ 2,350
        Mortgage-backed securities    10,882         10          (116)    10,776
        Municipal securities             875          1            (3)       873
        Other securities               8,544        143            (1)     8,686
                                     -------    -------       -------    -------
             Total debt securities    22,686        154          (155)    22,865
        Equity securities                273         11            (2)       282
                                     -------    -------       -------    -------
          Total Available for Sale   $22,959    $   165       $  (157)   $22,967
                                     =======    =======       =======    =======

                                HELD-TO-MATURITY
                                DECEMBER 31, 2004
                                 (In thousands)

                                                 Gross        Gross
                                     Amortized  Unrealized  Unrealized    Fair
                                       Cost      Gains        Losses      Value
                                     -------    -------       -------    -------
        Municipal securities         $   498          5            --        503
                                     -------    -------       -------    -------
          Total Available for Sale   $   498    $     5       $    --    $   503
                                     =======    ======        =======    =======

         The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 is as follows:

                              Less than 12 months     12 months or longer
                             --------------------    --------------------                  Total
                               Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                               Value      Losses       Value      Losses       Value      Losses
                             --------    --------    --------    --------    --------    --------
         U.S. Agencies       $           $           $  2,353    $    (32)   $  2,353    $    (32)
         Mortgage-backed           --          --       7,196        (129)      7,196        (129)
         Municipal                 --          --         541          (9)        541          (9)
         Other securities          --          --         500          (8)        500          (8)
         Equity securities        514         (22)         --          --         514         (22)
                             --------    --------    --------    --------    --------    --------
                             $    514    $    (22)   $ 10,590    $   (178)   $ 11,805    $   (200)
                             ========    ========    ========    ========    ========    ========

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

3.       LOANS

                                                          June 30,     December 31,
                                                           2005           2004
                                                          --------     ------------
                                                             (In thousands)
               Real estate mortgages:
                 Construction and land development        $    --        $ 2,030
                 Residential, 1 - 4 family                 38,435         35,892
                 Residential, multi-family                     --            256
                 Commercial                                21,065         13,640
                                                          -------        -------
                    Total real estate mortgages            59,500         51,818

               Commercial                                     754            347
               Consumer                                     9,260          9,595
                                                          -------        -------
                     Total loans                           69,514         61,760
               Allowance for loan loss                        978            931
                                                          -------        -------
                    Total loans, net                      $68,536        $60,829
                                                          =======        =======

         Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Commercial loans secured by real estate have been reclassified as mortgages for June 2005 and December 2004. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan. Interest on consumer loans is recognized on the simple interest method.

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

         The company granted a loan to the North Penn Employee Stock Ownership Plan with a balance at June 30, 2005 of $380. Subsequently advances have been made to bring the loan to its maximum amount of $545. Repayment of the loan will occur over 15 years with annual payments of principal and interest which will be funded by the Bank's annual contributions to the plan, as approved by the Board of Directors.

4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2006. At June 30, 2005, the Bank borrowed $100 in overnight funds.

         The Bank also has a $5,000 term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity.

5.       EARNINGS PER SHARE

         Earnings per share are calculated based on 1,443,555 shares outstanding for both the current and prior periods. The prior periods did not have stock issued and should be considered pro forma figures. The 1,443,555 outstanding at June 30, 2005, includes 778,451 issued to the mutual holding company, and 28,277 issued to the charitable foundation in conjunction with the reorganization effective June 1, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING INFORMATION

In addition to historical information, this Report on Form 10-QSB may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulation of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality of competition, changes in the quality or composition of the Company's loan or investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail under the caption "Liquidity and Capital Reserves."

FINANCIAL CONDITION

All amounts presented are in thousands, except ratios.

Our total assets decreased $1,137 from $92,997 at December 31, 2004 to $91,860 at June 30, 2005, or 1%. The decline was primarily in investment securities. Investment securities decreased $9,532 from $23,465 at December 31, 2004 to $13,933 at June 30, 2005, or 40%. Investment securities decreased primarily to fund an increase in loans and a decline in other borrowings. The decrease included $4,428 in sales of securities and the remainder in maturities and principal payments on mortgage-backed securities. All of the company's securities classified as "held to maturity" have matured.

Net loans increased $7,707, or 13%, from $60,829 at December 31, 2004 to $68,536 at June 30, 2005, mainly due to an increase in commercial loans. The Bank has been increasing its commercial loan portfolio to diversify its loan portfolio and reduce its exposure to the interest rate risk associated with residential mortgages. Most of the Bank's commercial loans are secured by real estate in order to minimize their risk.

The allowance for loan loss was $978 at June 30, 2005, compared to $931 at December 31, 2004. We recorded $30 in loan loss provision for the three months and $45 for the six months ended June 30, 2005. The Bank had no loans charged-off, or recoveries during the three months ending in June, but had $2 in recoveries for the six months ending in June 2005. The increase in the provision is due to the increase in the Bank's portfolio of commercial loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses is sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $1,108 at June 30, 2005, compared to $1,357 at December 31, 2004. The improvement was primarily in non-accruing residential mortgages which decreased by $255, while non-accruing consumer loans increased by $6. The ratio of the Bank's allowance for loan losses to total loans was 1.41% at June 30, 2005 and 1.51% at December 31, 2004.

Total deposits decreased $4,454 or 6% from $77,342 at December 31, 2004 to $72,888 at June 30, 2005. Non-interest bearing deposits declined by $53 or 1%, interest bearing demand deposits declined $4,665 or 15%, while time deposits increased $264. The changes are primarily due to seasonal fluctuations.

Other borrowings decreased $2,275 from $7,375 at December 31, 2004 to $5,100 at June 30, 2005, due to reductions in overnight borrowings from the Federal Home Loan Bank of Pittsburgh.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Net income totaled $39 and $131 for the three and six months ended June 30, 2005 compared to $76 and $190 for the three and six months ended June 30, 2004, a decrease of $37, or 49% and $59 or 31%. Net income decreased primarily due to the expense of the charitable contribution to fund the North Penn Charitable Foundation, during the second quarter, as outlined in the prospectus for the stock offering dated March 28, 2005.

Interest income increased $87 or 7%, to $1,277 during the second quarter in 2005, compared to $1,190 in 2004. Interest income increased $127 or 5%, to $2,488 for the six months ended June 30, 2005 compared to $2,361 for June 30, 2004. Interest on loans increased $278 or 34%, from $819 in 2004 to $1,097 during the second quarter in 2005. For the six months ended June 30, interest on loans increased $468 or 29%, from $1,601 for 2004, to $2,069 for 2005. The increases are due to higher loan volumes and the increase in the prime rate. Interest on investments decreased $191, or 51% from $371 to $180 during the second quarter, and $341 or 45% from $760 to $419 for the six months ended June 30, 2005 due to lower balances of investments.

Interest expense during the second quarter decreased $19, or 4%, from $496 in 2004 to $477 in 2005. For the six months ended June 30, 2005, interest expense decreased $43 or 4% from $1,004 in 2004 to $961 in 2005. Interest on deposits for the second quarter decreased $21, or 5%, from $417 in 2004 to $396 in 2005, due to the roll-off of higher rate time deposits. For the six months ended June 30, interest on deposits decreased $55 or 6%, from $847 in 2004 to $792 in 2005. Interest on borrowed funds increased $2, or 3% for the second quarter of 2005 and $12 or 8% for the six months ended June 30, 2005 due to the volume of overnight borrowings.

Net interest income increased $106 or 15% from $694 in 2004, to $800 for the second quarter, and $170 or 13%, from $1,357 to $1,527 the six months ended June 30, 2005.

Other income for the second quarter decreased $34 or 26%, from $130 in 2004, to $96 in 2005. Total other expenses increased $83 or 12% from $696 in 2004 to $779 in 2005. Salaries and employee benefits increased $6 or 2% from $360 in 2004, to $366 in 2005, while occupancy and equipment expense decreased $16, or 11% from $147 in 2004, to $131 in 2005, and other expenses increased $93 or 49%, from $189 in 2004 to $282 in 2005. The Company's contribution of $100 to the North Penn Charitable Foundation, as outlined in the stock offering prospectus is the reason for the increase.

For the six months ended June 30, other income decreased $36 or 17% from $215 in 2004 to $179 in 2005. Total other expenses increased $90 or 7% from $1,338 in 2004 to $1,428 in 2005. Salaries and employee benefits increased $37 or 5% from $706 in 2004 to $743 in 2005, while occupancy and equipment expense decreased $32 or 11% from $279 in 2004 to $247 in 2005. Other expenses increased $85 or 24% from $353 in 2004 to $438 in 2005, primarily due to the contribution to the North Penn Charitable Foundation.

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

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents increased $1,028 for the six months ended June 30, 2005. During that period, cash was primarily provided from the issuance of stock, sales and redemptions of securities, deposits in other banks and earnings. During the period, cash was used primarily to fund loans to customers, a decrease in customer's deposits and a decrease in borrowed funds.

At June 30, 2005 and December 31, 2004, the Bank exceeded all of its regulatory capital requirements as indicated in the following table.

                                                         June 30, 2005     December 31, 2004
                                                         -------------     -----------------
                                                               (Dollars in Thousands)
Tier 1 capital:
    Equity, less unrealized gains or losses                  $10,842            $ 7,744
Tier 2 capital:
     Loan loss reserves includable in Tier 2                     818                803
Total risk-based capital                                      11,660              8,547

Risk-adjusted assets (including off-balance sheet items)      92,845             92,686
Tier 1 capital ratio (4.00% required)                          16.76%             12.07%
Total  risked-based capital ratio (8.00% required)             18.02%             13.33%
Tier 1 leverage ratio                                          11.68%              8.36%

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

         EXHIBITS

         3.1   Certificate of Incorporation of North Penn Bancorp, Inc.*

         3.2   By-laws of North Penn Bancorp, Inc.*

         4.1   Specimen Stock Certificate of North Penn Bancorp, Inc.*

         10.1 Amended and Restated Employment Agreement by and between Frederick L Hickman and North Penn Bancorp, Inc. and North Penn Bank

         10.2  Amended and Restated Employment Agreement by and between Thomas
               J. Dziak and North Penn Bancorp, Inc. and North Penn Bank

         10.3  Amended and Restated Employment Agreement by and between Thomas
               A. Byrne and North Penn Bancorp, Inc. and North Penn Bank

         10.4 Amended and Restated Employment Agreement by and between Theresa Yocum and North Penn Bancorp, Inc. and North Penn Bank

         10.5  North Penn Bank Employee Stock Ownership Plan

         11.1  Statement re: computation of per share earnings: Refer to Note 1

         31.1  Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification

         31.2  Rule 13a-14(a) /15d-14(a) Chief Financial Officer Certification

         32.1  Section 1350 Certification of Chief Executive Officer

         32.2  Section 1350 Certification of Chief Financial Officer

         FORM 8-K

         May 27, 2005     Press Release announcing completion of stock offering.

----------

* Incorporated herein by reference into this document from Form SB-2 Registration Statement, as amended, filed on December 10, 2004, Registration No. 333-121121.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be so signed on its behalf by the undersigned, thereunto duly authorized.

                                                   North Penn Bancorp, Inc

    Dated:    August 12, 2005                      /s/   Frederick L. Hickman
              ---------------                      --------------------------
                                                   Frederick L. Hickman
                                                   President and
                                                   Chief Executive Officer

    Dated:    August 12, 2005                      /s/   Philip O. Farr
              ---------------                      --------------------------
                                                   Philip O. Farr
                                                   Senior Vice President and
                                                   Chief Financial Officer