Form 10QSB
period 2005-09-30
North Penn Bancorp, Inc.
filed 2005-11-14
CIK 1309127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2005
                                      ------------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                     to
                               ------------------     --------------------------
Commission File Number:   000-51234
                          ---------

                            NORTH PENN BANCORP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                      20-1882440
  -------------------------------                  ----------------------------
  (State or other jurisdiction of                         (IRS Employer
   Incorporation or organization)                       Identification No.)


                      216 Adams Avenue, Scranton, PA 18503
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (570) 344-6113
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                      Yes [ ]     No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 1,443,555

Transitional Small Business Disclosure Format  (Check One):  Yes [ ]     No [X]

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements. (Unaudited)

              Condensed Consolidated Balance Sheets at September 30, 2005
                 and December 31, 2004

              Condensed Consolidated Statements of Income for
                 the three and nine months ended September 30, 2005 and 2004

              Condensed Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 2005 and 2004

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

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

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

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                September 30,          December 31,
                                                                ------------           ------------
                                                                    2005                   2004
                                                                ------------           ------------
                                                                (Unaudited)              Audited)
                                                                          (In thousands)
ASSETS:
Cash and due from banks                                          $   3,187             $     719
Interest bearing deposits                                              323                   940
                                                                 ---------             ---------
Total cash and cash equivalents                                      3,510                 1,659
Investment securities, available for sale                           18,722                22,967
Investment securities, held to maturity
 (fair value 2004, $503)                                                --                   498
Equity securities at cost, substantially restricted                    868                   786
Loans, net of allowance for loan losses                             70,988                60,829
Bank premises and equipment - net                                    3,427                 2,713
Accrued interest receivable                                            441                   529
Cash surrender value of life insurance                               1,999                 1,817
Deferred income taxes                                                  301                   291
Other real estate owned                                                105
Other assets                                                           111                   908
                                                                 ---------             ---------
TOTAL ASSETS                                                       100,472                92,997
                                                                 =========             =========

LIABILITIES:
Deposits:
Non-interest bearing deposits                                        6,093                 5,530
Interest bearing time deposits                                      67,861                71,812
                                                                 ---------             ---------
     Total deposits                                                 73,954                77,342
Other borrowed funds                                                12,725                 7,375
Accrued interest and other liabilities                                 459                   527
                                                                 ---------             ---------
TOTAL LIABILITIES                                                   87,138                85,244

STOCKHOLDERS' EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and
outstanding, none
Common stock, par value $0.10; 80,000,000 authorized; issued
and outstanding, 1,443,555 (Note 5)                                     63                    --
Additional paid-in capital                                           5,651                    --
Retained earnings                                                    7,863                 7,748
Accumulated other comprehensive income                                (243)                    5
                                                                 ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                          13,334                 7,753
                                                                 ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 100,472             $  92,997
                                                                 =========             =========

       See notes to unaudited condensed consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)

                                                   Nine Months Ended             Three Months Ended
                                                     September 30,                  September 30,
                                              -------------------------      ------------------------
                                                  2005          2004            2005          2004
                                              -----------   -----------      ----------    ----------
INTEREST INCOME
Interest on loans                             $    3,218    $     2,568      $    1,149    $      967
Interest and dividends on investments                619          1,109             200           349
                                              ----------    -----------      ----------    ----------
     Total interest income                         3,837          3,677           1,349         1,316
INTEREST EXPENSE
Interest on deposits                               1,210          1,249             418           402
Interest on borrowed funds                           319            239             150            82
                                              ----------    -----------      ----------    ----------
     Total interest expense                        1,529          1,488             568           484
                                              ----------    -----------      ----------    ----------
NET INTEREST INCOME                                2,308          2,189             781           832

PROVISION FOR LOAN LOSSES                             75             --              30            --
                                              ----------    -----------      ----------    ----------

NET INTEREST INCOME  AFTER PROVISION FOR
LOAN LOSSES                                        2,233          2,189             751           832
                                              ----------    -----------      ----------    ----------

OTHER INCOME
Service charges on deposit accounts                   84             71              29             7
Other income                                         124            138              44            17
Gain on sale of other real estate                     40             27              --             1
Gain on sale of securities                             4              4              --            --
                                              ----------    -----------      ----------    ----------
TOTAL OTHER INCOME                                   252            240              73            25

OTHER EXPENSE
Salaries and employee benefits                     1,186          1,068             443           362
Occupancy and equipment expense                      379            422             132           143
Other expenses                                       596            551             158           198
                                              ----------    -----------      ----------   -----------
TOTAL OTHER EXPENSE                                2,161          2,041             733           703
                                              ----------    -----------      ----------   -----------
INCOME BEFORE INCOME TAXES
                                                     324           388               91           154

INCOME TAX EXPENSE                                   109           103                7            60
                                              ----------    ----------       ----------   -----------
NET INCOME                                           215           285               84            94
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during
period, net of income tax                           (248)         (269)            (134)          129
                                              ----------    ----------       ----------   -----------
COMPREHENSIVE INCOME                          $      (33)   $       16       $      (50)  $       223
                                              ==========    ==========       ==========   ===========

Weighted average number of shares
outstanding                                    1,443,555     1,443,555        1,443,555     1,443,555
Earnings per share                            $     0.15    $     0.20       $     0.06   $      0.07


       See notes to unaudited condensed consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (In thousands)

                                                                       2005          2004
                                                                     --------      --------
Operating Activities:
Net income                                                           $    215      $    285
Items not requiring (providing) cash
  Depreciation                                                            156           211
  Provision for loan losses                                                75
   Increase in cash surrender value of life insurance                     (57)          (50)
   Amortization and accretion of premium and discount                     116           338
  Net realized (gain) loss on securities                                   (4)           (4)
  Changes in:
    Accrued interest income and other assets                              382            37
    Accrued interest expense and other liabilities                        (68)          (62)
                                                                     --------      --------
      Net Cash Provided by Operating Activities                           815           755
                                                                     --------      --------

Investing Activities:
  Purchase bank premises and equipment                                   (250)         (202)
  Purchase of securities "available for sale"                          (7,455)         (385)
  Sales of securities "available for sale"                              4,519         1,254
  Redemptions of securities "available for sale"                        5,262         2,455
  Redemptions of securities "held to maturity"                            500            --
  Purchase of mortgage-backed securities "available for sale"                        (1,251)
  Redemptions of mortgage-backed securities "available for sale"        1,430         2,374
  Redemptions of mortgage-backed securities "held to maturity"                        1,340
  Purchase of life insurance policies                                    (125)
  Net purchase of restricted stock                                        (82)          (94)
  Net increase in loans to customers                                  (10,234)       (9,970)
  Net decrease (increase) in other real estate                           (105)           50
                                                                     --------      --------
    Net Cash Used In Investing Activities                              (6,540)       (4,429)
                                                                     --------      --------

Financing Activities:
  Decrease in deposits                                                 (3,388)         (255)
  Increase in borrowed funds                                            5,350         2,240
  Issuance of common stock                                              5,714
  Cash dividends paid                                                    (100)
                                                                     --------      --------
    Net Cash Provided By Financing Activities                           7,576         1,985
                                                                     --------      --------
Net Increase (Decrease) In Cash and Cash Equivalents                    1,851        (1,689)
                                                                     --------      --------

Cash and Cash Equivalents, January 1                                    1,659         3,068
                                                                     --------      --------
Cash and Cash Equivalents, September 30                              $  3,510      $  1,379
                                                                     ========      ========

Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         $  1,448      $  1,521
    Income taxes                                                           46             3

  Non-cash investing and financing activities:
    Unrealized gains (losses) on securities                          $   (369)     $   (406)

       See notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         The Company was organized on November 22, 2004 to be the bank holding company for North Penn Bank (formerly "North Penn Savings and Loan Association") in connection with the Bank's mutual holding company reorganization and minority stock issuance. The Company's common stock trades on the OTC Bulletin Board under the symbol "NPEN". The Bank operates from four offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial, and consumer loans.

         The accounting policies of North Penn Bancorp, Inc., North Penn Bank and Norpenco (collectively referred to herein as the "Company") conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. A description of the significant accounting policies is presented below.

         CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies, including significant estimates, presented in the 10-KSB for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

         Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, ratings migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

         The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking in to consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Because the Company reviews loans on an individual basis for impairment, the Company does not use a specific timeframe of delinquency after which a specific loan is assumed to be impaired.

         Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

         Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

         Mortgage Servicing Rights - Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets. As of September 30, 2005 and December 31, 2004, mortgage servicing rights had carrying values of $24,000 and $29,000, respectively.

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

         The amortized cost and fair value of investment securities at September 30, 2005 and December 31, 2004 are as follows:


                               AVAILABLE-FOR-SALE
                               SEPTEMBER 30, 2005
                                 (In thousands)

                                                        Gross       Gross
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost        Gains       Losses        Value
            -------------------------------------------------------------------------------
            U.S. Agency securities         $ 2,385     $    --      $   (47)     $ 2,338
            Mortgage-backed securities       6,909           2         (178)       6,733
            Municipal securities             7,576          --         (140)       7,436
            Other securities                 1,518           7           (9)       1,516
                                           -------     -------      -------      -------
               Total debt securities        18,388           9         (374)      18,023
            Equity securities                  703          24          (28)         699
                                           -------     -------      -------      -------
              Total Available for Sale     $19,091     $    33      $  (402)     $18,722
                                           =======     =======      =======      =======

                               AVAILABLE-FOR-SALE
                                DECEMBER 31, 2004
                                 (In thousands)

                                                        Gross       Gross
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost        Gains       Losses        Value
            -------------------------------------------------------------------------------
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
                                           =======     =======     =======      =======


                                HELD-TO-MATURITY
                                DECEMBER 31, 2004
                                 (In thousands)

                                                        Gross       Gross
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost        Gains       Losses        Value
            -------------------------------------------------------------------------------
            Municipal securities           $   498           5          --          503
                                           -------     -------     -------      -------
              Total Available for Sale     $   498     $     5     $    --      $   503
                                           =======     =======     =======      =======

              The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005 is as follows:

                                     Less than 12 months         12 months or longer            Total
                                    Fair       Unrealized       Fair       Unrealized      Fair        Unrealized
                                   Value         Losses        Value         Losses        Value         Losses
                                  --------      --------      --------      --------      --------      --------
            U.S. Agencies         $     --      $     --      $  2,338      $    (47)     $  2,338      $    (47)
            Mortgage-backed             --            --         6,599          (178)        6,599          (178)
            Municipal                7,436          (140)           --            --         7,436          (140)
            Other securities            --            --           498            (9)          498            (9)
            Equity securities          699           (28)           --            --           699           (28)
                                  --------      --------      --------      --------      --------      --------
                                  $  8,135      $   (168)     $  9,435      $   (234)     $ 17,570      $   (402)
                                  ========      ========      ========      ========      ========      ========

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

3.       LOANS

                                                  September 30,  December 31,
                                                      2005          2004
                                                    -------       -------
                                                          (In thousands
            Real estate mortgages:
              Construction and land development     $   596       $ 2,030
              Residential, 1 - 4 family              37,147        35,892
              Residential, multi-family                  --           256
              Commercial                             23,902        13,640
                                                    -------       -------
                 Total real estate mortgages         61,645        51,818

            Commercial                                1,269           347
            Consumer                                  9,068         9,595
                                                    -------       -------
                  Total loans                        71,982        61,760
            Allowance for loan loss                     994           931
                                                    -------       -------
                 Total loans, net                   $70,988       $60,829
                                                    =======       =======

         Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Commercial loans secured by real estate have been reclassified as mortgages for September 2005 and December 2004. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan. Interest on consumer loans is recognized on the simple interest method.

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

         The company granted a loan to the North Penn Employee Stock Ownership Plan with a balance at September 30, 2005 of $545,000. Repayment of the loan will occur over 15 years with equal annual payments of principal and quarterly payments of interest at prime (6.75% at September 30, 2005), which will be funded by the Bank's annual contributions to the plan, as approved by the Board of Directors.

4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2006. At September 30, 2005, the Bank borrowed $725,000 in overnight funds.

         The Bank also has two term loans from the Federal Home Loan Bank. One is a $5,000,000 term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity. The other loan is $7,000,000 issued in July of 2005 and matures July of 2015. The interest rate is fixed at 4.34%, for two years, at which time the FHLB has the option to convert it to an adjustable rate if the related index reaches the strike rate of 8.00%. Interest is due quarterly and the principal is due at maturity.

5.       EARNINGS PER SHARE

         Earnings per share are calculated based on 1,443,555 shares outstanding for both the current and prior periods. The prior periods did not have stock issued and should be considered pro forma figures. The 1,443,555 outstanding at September 30, 2005, includes 778,451 issued to the mutual holding company, and 28,277 issued to the charitable foundation in conjunction with the reorganization effective June 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

FINANCIAL CONDITION

Our total assets increased $7,475,000 from $92,997,000 at December 31, 2004 to $100,472,000 at September 30, 2005, or 8%. The increase was primarily in loans. Loans increased $10,159,000 from $60,829,000 at December 31, 2004 to $70,988,000 at September 30, 2005, or 17%. Investment securities had a net decrease of $4,743,000 primarily to fund loans, even though the company borrowed $7,000,000 and purchased bonds as part of a leveraging strategy. The decrease included $4,428,000 in sales of securities and the remainder in maturities and principal payments on mortgage-backed securities. All of the company's securities classified as "held to maturity" have matured.

The increase in loans as previously mentioned is mainly due to an increase in commercial loans. The Bank has been increasing its commercial loan portfolio to diversify its loan portfolio and reduce its exposure to the interest rate risk associated with residential mortgages. Most of the Bank's commercial loans are secured by real estate in order to minimize their risk.

The allowance for loan loss was $994,000 at September 30, 2005, compared to $931,000 at December 31, 2004. We recorded $30,000 in loan loss provision for the three months and $75,000 for the nine months ended September 30, 2005. The Bank charged-off $14,000 in loans for the three and nine months ended in September, had no recoveries for the three months ended in September 2005, but $2,000 for the nine months ended in September 2005. The increase in the provision is due to the increase in the Bank's portfolio of commercial loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses is sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial or consumer lending as a percentage of its total loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $568,000 at September 30, 2005, compared to $1,357,000 at December 31, 2004. The improvement was primarily in non-accruing residential mortgages which decreased by $783,000. The ratio of the Bank's allowance for loan losses to total loans was 1.38% at September 30, 2005 and 1.51% at December 31, 2004.

Total deposits decreased $3,388,000 or 5% from $77,342,000 at December 31, 2004 to $73,954,000 at September 30, 2005. Non-interest bearing deposits increased by $563,000 or 10%, and interest bearing deposits declined $3,951,000 or 6%.

Other borrowings increased $5,350,000 from $7,375,000 at December 31, 2004 to $12,725,000 at September 30, 2005, due to a second term loan of $7 million and reductions in overnight borrowings from the Federal Home Loan Bank of Pittsburgh. The Bank now has two term loans totaling $12 million from the FHLB, along with overnight borrowing availability on its credit line, which are discussed in Note 4.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income totaled $84,000 for the three months ended September 30, 2005 compared to $94,000 for the three months ended September 30, 2004, a decrease of $10,000, or 11%. Net income decreased primarily due to increased interest expense on deposits and borrowed funds of $84,000, and an increase in provision for loan loss of $30,000. The increased expense was partially offset by decreased income tax expense of $53,000 due to the purchase of tax-exempt bonds.

Interest income increased $33,000 or 3%, to $1,349,000 in 2005, compared to $1,316,000 in 2004. Interest on loans increased $182,000 or 19%, from $967,000 in 2004 to $1,149,000 in 2005. The increases are due to higher loan volumes and the increase in the prime rate. Interest and dividends on investments decreased $149,000 or 43% from $349,000 in 2004, to $200,000 in 2005, due to lower balances of investments.

Interest expense increased $84,000 or 17% from $484,000 in 2004 to $568,000 in 2005. Interest on deposits increased $16,000 or 4%, from $402,000 in 2004 to $418,000 in 2005. Interest on borrowed funds increased $68,000 or 83% from $82,000 in 2004 to $150,000 in 2005 due primarily to the additional term loan from the FHLB of $7,000,000.

Net interest income decreased $51,000 or 6%, from $832,000 to $781,000.

Other income for the second quarter increased $48,000 or 192%, from $25,000 in 2004, to $73,000 in 2005, mostly due to overdraft and service fee increases. Total other expenses increased $30,000 or 4% from $703,000 in 2004 to $733,000 in 2005. Salaries and employee benefits increased $81,000 or 22% from $362,000 in 2004, to $443,000 in 2005, while occupancy and equipment expense decreased $11,000, or 8% from $143,000 in 2004, to $132,000 in 2005, and other expenses decreased $40,000 or 20%, from $198,000 in 2004 to $158,000 in 2005.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income totaled $215,000 for 2005 compared to $285,000 for 2004, a decrease of $70,000 or 24%. Higher employee expenses and the charitable contribution to fund the North Penn Charitable Foundation account for the lower net income.

Interest income increased $160,000 or 4%, to $3,837,000 for 2005 compared to $3,677,000 for 2004. Interest on loans increased $650,000 or 25%, from $2,568,000 for 2004, to $3,218,000 for 2005. The increases are due to higher loan volumes and increases in the prime rate. Interest on investments decreased $490,000 or 44% from $1,109,000 to $619,000 due to lower balances of investments.

Interest expense increased $41,000 or 3% from $1,488,000 in 2004 to $1,529,000 in 2005. Interest on deposits decreased $39,000 or 3%, from $1,249,000 in 2004 to $1,210,000 in 2005. Interest on borrowed funds increased $80,000 or 33% due primarily to the second term loan.

Provision for loan loss increased from $0 in 2004 to $70,000 in 2005.

Net interest income increased $119,000 or 5%, from $2,189,000 to $2,308,000.

Other income increased $12,000 or 5% from $240,000 in 2004 to $252,000 in 2005.
Total other expenses increased $120,000 or 6% from $2,041,000 in 2004 to $2,161,000 in 2005. Salaries and employee benefits increased $118,000 or 11% from $1,068,000 in 2004 to $1,186,000 in 2005, while occupancy and equipment expense decreased $43,000 or 10% from $422,000 in 2004 to $379,000 in 2005.
Higher salaries and medical insurance costs account for the increase in salaries and employee benefits. Other expenses increased $45,000 or 8% from $551,000 in 2004 to $596,000 in 2005. Other expenses would have declined except for the $100,000 charitable contribution the Bank made to the North Penn Charitable Foundation, in conjunction with the stock offering.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and investments, FHLB advances and proceeds from mortgage loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's regulators require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents increased $1,851,000 for the nine months ended September 30, 2005. During that period, cash was primarily provided from the issuance of stock, sales and redemptions of securities, other borrowings, reduction of deposits in other banks and earnings. During the period, cash was used primarily to fund loans to customers, purchase securities, and fund a decrease in customer's deposits.

At September 30, 2005 and December 31, 2004, the Bank exceeded all of its regulatory capital requirements as indicated in the following table.

                                                             September 30,       December 31,
                                                                2005                  2004
                                                           -----------------------------------
                                                                  (Dollars in Thousands)
  Tier 1 capital:
      Equity, less unrealized gains or losses                  $11,045              $ 7,744
  Tier 2 capital:
       Loan loss reserves includable in Tier 2                     880                  803
  Total risk-based capital                                      11,925                8,547

  Risk-adjusted assets (including off-balance sheet items)      70,275               64,150
  Tier 1 capital ratio (4.00% required)                          15.72%               12.07%
  Total  risked-based capital ratio (8.00% required)             16.97%               13.33%
  Tier 1 leverage ratio                                          11.19%                8.36%

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

        EXHIBITS

        11.1   Statement re: computation of per share earnings:  Refer to Note 5

        31.1   Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification

        31.1   Rule 13a-14(a) /15d-14(a) Chief Financial Officer Certification

        32.1   Section 1350 Certification of Chief Executive Officer

        32.2   Section 1350 Certification of Chief Financial Officer

         FORM 8-K

         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be so signed on its behalf by the undersigned, thereunto duly authorized.

                                                       North Penn Bancorp, Inc


Dated:      November 10, 2005                          /s/  Frederick L. Hickman
        ---------------------------                    -------------------------
                                                       Frederick L. Hickman
                                                       President and
                                                       Chief Executive Officer


Dated:      November 10, 2005                          /s/ Philip O. Farr
       ----------------------------                    -------------------------
                                                       Philip O. Farr
                                                       Senior Vice President and
                                                       Chief Financial Officer