Form 10QSB/A
period 2005-03-31
North Penn Bancorp, Inc.
filed 2006-03-30
CIK 1309127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

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

         Item 3.  Defaults Upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

                                EXPLANATORY NOTE

         North Penn Bancorp, Inc. (the "Company") has filed this Amended Quarterly Report on Form 10-QSB/A in order to include use of proceeds under Part II, Item 2. The use of proceeds described herein is consistent with the use of proceeds described in the Company's prospectus and does not represent a material change thereto.


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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

USE OF PROCEEDS

     1. The effective date of the Securities Act statement for which the use of proceeds information is being disclosed is December 10, 2004. The Commission file number assigned to the registration statement is 333-121121.

     2.   The offering was commenced on March 28, 2005.

     3.   The offering was not terminated before any securities were sold.

     4. (i) The offering terminated upon the completion of the sale of Company common stock in the minority stock issuance.

          (ii) Ryan, Beck & CO. served as the managing underwriter for the Company's minority stock issuance.

          (iii) As part of the Company's minority stock issuance, it registered common stock, par value $0.10 per share.

          (iv) The amount of shares registered in the minority stock issuance was 636,863. The aggregate price of the offering amount registered was $6,368,630. The Company sold a total of 636,863 shares of its common stock at an aggregate offering price of $6,368,630.

          (v) From the effective date of the Securities Act registration statement to the ending of the reporting period, the Company incurred $654,000 in expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses. The payments were direct payments to others persons, not directors, officers, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

          (vi) The net offering proceeds from the minority stock issuance were not finalized as of March 31, 2005.

          (vii) From March 28, 2005 to March 31, 2005, the Company did not receive or use any of the net offering proceeds.

                                                                 Amount of Net
                                 Activity                          Proceeds
                 ----------------------------------------------   ----------

                 Net Offering Proceeds                                    --

                 Construction of Plant, Building and Facilities           --
                 Purchase and Installation of Machinery and
                 Equipment                                                --
                 Purchase of Real Estate                                  --
                 Acquisition of Other Business(es)                        --
                 Repayment of Indebtedness                                --
                 Working Capital                                          --
                 North Penn Bank                                          --
                 North Penn Mutual Holding Company                        --
                 North Penn Charitable Foundation                         --
                 North Penn Bank Employee Stock Ownership
                 Plan Loan                                                --
                 Dividends Paid                                           --
                                                                          --
                                                                 -----------

                 Proceeds Remaining at North Penn Bancorp, Inc.           --
                                                                 ===========


          (viii) The use of proceeds described above is consistent with the use of proceeds described in the Company's prospectus and does not represent a material change thereto.


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

                                          North Penn Bancorp, Inc

Dated:  March 29, 2006                     /s/   Frederick L. Hickman
        --------------                     --------------------------
                                          Frederick L. Hickman
                                          President and
                                          Chief Executive Officer

Dated:  March 29, 2006                    /s/   Philip O. Farr
        --------------                    --------------------------
                                          Philip O. Farr
                                          Senior Vice President and
                                          Chief Financial Officer