Form 10QSB/A
period 2005-06-30
North Penn Bancorp, Inc.
filed 2006-03-30
CIK 1309127

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

     4.   (i)    The offering terminated upon the completion of the sale of all of the Company's common stock registered.

          (ii) Ryan, Beck & CO. served as the managing underwriter for the offering.

          (iii)  The Company registered common stock, par value $0.10 per share.

          (iv) The amount of shares registered was 636,863. The aggregate price of the offering amount registered was $6,368,630. The Company sold a total of 636,863 shares of its common stock at an aggregate offering price of $6,368,630.

          (v) From the effective date of the Securities Act registration statement to June 30, 2005, the Company incurred $654,000 in expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses. The payments were direct payments to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

          (vi) The net offering proceeds to the Company from the offering were $5,714,000.

          (vii) From March 28, 2005 to June 30, 2005, the amount of net offering proceeds used for certain items and any other purposes for which at least 5% of the Company's total offering proceeds or $100,000 (whichever is less) has been used are listed below:

                                                                 Amount of Net
                               Activity                            Proceeds
                 ----------------------------------------         -----------

                 Net Offering Proceeds                            $5,714,000

                 Construction of Plant, Building and
                   Facilities                                             --
                 Purchase and Installation of Machinery
                   and Equipment                                          --
                 Purchase of Real Estate                                  --
                 Acquisition of Other Business(es)                        --
                 Repayment of Indebtedness                                --
                 Working Capital                                          --
                 Temporary Investments                                    --
                 Contribution to North Penn Bank                  $2,929,000
                 Contribution to North Penn Mutual Holding
                   Company                                        $  100,000
                 Contribution to North Penn Charitable
                   Foundation                                     $  100,000
                 Loan to North Penn Bank Employee Stock
                   Ownership Plan                                 $  379,800
                 Dividends Paid to Company Shareholders                   --
                                                                  ----------

                 Proceeds Remaining at North Penn Bancorp, Inc.   $2,205,200
                                                                  ==========

                 The payments described above were direct payments to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

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