Form 10QSB/A
period 2005-09-30
North Penn Bancorp, Inc.
filed 2006-03-30
CIK 1309127

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

                                EEXPLANATORY NOTE

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

          (v) From the effective date of the Securities Act registration statement to September 30, 2005, the Company incurred $654,000 in expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses. The payments were direct payments to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

          (vi) The net offering proceeds to the Company from the offering were $5,714,000.

          (vii) From March 28, 2005 to September 30, 2005, the amount of net offering proceeds used for certain items and any other purposes for which at least 5% of the Company's total offering proceeds or $100,000 (whichever is less) has been used are listed below:

                                                                  Amount of Net
                                Activity                            Proceeds
                 -----------------------------------------        ----------

                 Net Offering Proceeds                            $5,714,000

                 Construction of Plant, Building and
                   Facilities                                             --
                 Purchase and Installation of Machinery
                   and Equipment                                          --
                 Purchase of Real Estate                                  --
                 Acquisition of Other Business(es)                        --
                 Repayment of Indebtedness                                --
                 Working Capital                                          --
                 Temporary Investments
                 Contribution to North Penn Bank                  $2,929,000
                 Contribution to North Penn Mutual Holding
                   Company                                        $  100,000
                 Contribution to North Penn Charitable
                   Foundation                                     $  100,000
                 Loan to North Penn Bank Employee Stock
                   Ownership Plan                                 $  535,000
                 Dividends Paid to Company Shareholders                   --
                                                                  ----------

                 Proceeds Remaining at North Penn Bancorp, Inc.   $2,050,000
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

                                                       North Penn Bancorp, Inc


Dated:   March 29, 2006                                /s/  Frederick L. Hickman
         --------------                                -------------------------
                                                       Frederick L. Hickman
                                                       President and
                                                       Chief Executive Officer


Dated:   March 29, 2006                                /s/ Philip O. Farr
         --------------                                -------------------------
                                                       Philip O. Farr
                                                       Senior Vice President and
                                                       Chief Financial Officer