Form 10KSB
period 2005-12-31
North Penn Bancorp, Inc.
filed 2006-03-31
CIK 1309127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 000-13222
NORTH PENN BANCORP, INC.

(Name of small business issuer in its charter)

Pennsylvania	20-1882440

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

216 Adams Avenue, Scranton, Pennsylvania	18503

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (570) 344-6113
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.10 per share

(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     State issuer’s revenues for its most recent fiscal year. $5,616,000
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $5,591,000 as of February 28, 2006.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,443,555.
     DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Parts I, III and IV is incorporated by reference to Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders.
     Transitional Small Business Disclosure Format (Check One): ☐ Yes ☑ No

North Penn Bancorp, Inc.
Form 10-KSB
INDEX

FORWARD-LOOKING STATEMENTS
THIS REPORT CONTAINS CERTAIN “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTORICAL FACTS BUT RATHER ARE STATEMENTS BASED ON NORTH PENN BANCORP, INC.’S CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS MAY BE PRECEDED BY TERMS SUCH AS “EXPECTS,” “BELIEVES,” “ANTICIPATES,” “INTENDS” AND SIMILAR EXPRESSIONS.
MANAGEMENT’S ABILITY TO PREDICT RESULTS OR THE EFFECT OF FUTURE PLANS OR STATEMENTS IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD AFFECT ACTUAL RESULTS IN WHICH NORTH PENN BANCORP, INC. OPERATES, AS WELL AS NATIONWIDE, INCLUDE NORTH PENN BANCORP, INC.’S ABILITY TO CONTROL COSTS AND EXPENSES, COMPETITIVE PRODUCTS AND PRICING, LOAN DELINQUENCY RATES AND CHANGES IN FEDERAL AND STATE LEGISLATION AND REGULATION. THESE FACTORS SHOULD BE CONSIDERED IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. NORTH PENN BANCORP, INC. ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
North Penn Bancorp, Inc. (the “Company”) was organized on November 22, 2004 in anticipation of the mutual holding company reorganization and minority stock issuance of North Penn Bank (the “Bank”). The mutual holding company reorganization and minority stock issuance was completed on June 1, 2005. In the stock issuance, the Company sold 44.1% of its outstanding shares of common stock to the public, issued 53.9% of its outstanding shares of common stock to North Penn Mutual Holding Company, the mutual holding company parent of the Company and the Bank, and contributed 2% of its outstanding shares of common stock to North Penn Charitable Foundation. So long as North Penn Mutual Holding Company exists, it will own at least a majority of the Company’s common stock. The Company’s business activity is the ownership of the outstanding capital stock of the Bank and management of the investment of offering proceeds retained from the minority stock issuance. In the future, the Company may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Net of expenses, we received approximately $5.7 million from the offering, which was used as follows: $2.9 million for capitalization of North Penn Bank, $545,000 to establish an employee stock ownership plan for Bank employees, $100,000 to establish the North Penn Charitable Foundation, $100,000 for capitalization of North Penn Mutual Holding Company, with the remainder to be used for future growth and expansion. The Company also contributed 28,277 shares of outstanding common stock to the North Penn Charitable Foundation.
The principal activities of the Company are owning and supervising the Bank. The Bank is a community-oriented full-service savings Bank providing traditional financial services to consumers and businesses in Northeastern Pennsylvania, including the communities in Lackawanna, Luzerne, Wayne and Monroe counties, among others. The Company and the Bank (sometimes referred to herein as “we”) compete with the many existing and larger financial institutions in our geographic market by emphasizing personalized service, responsive decision making and an overall commitment to excellence.
The Bank offers commercial and consumer loans of all types, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products. The Bank’s deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts. We provide a number of convenience-oriented services and products to our customers, including direct payroll and social security deposit services, bank-by-mail services, access to a national automated teller machine network, safe deposit boxes, night depository facilities, notary services and travelers checks. We also offer telephone banking, internet banking and bill payment.

As of December 31, 2005, the Bank employed 29 full-time and 11 part-time employees.
Business Strategy
Our mission is to continue operating as an independent, community-oriented bank, by meeting the credit needs of local businesses and individuals, providing relationship banking and customer service that is better than other banks and offering products and services desired by our customers. We intend to increase our market share by opening additional branch offices and growing our existing offices, as well as pursuing more commercial customers.
We have a team of experienced commercial lenders in place to attract commercial loans, which we are pursuing to balance our large portfolio of residential mortgages. We are actively pursuing business relationships by capitalizing on the prior experience of our lending team, as well as existing customers, to develop deposit and lending relationships based on service.
Corporate History
North Penn Bank was organized on February 28, 1877 as The German Building Association of Scranton. The institution eventually became North Penn Savings and Loan Association. On October 1, 2003, North Penn converted from a Pennsylvania state-chartered savings association to a Pennsylvania state-chartered savings bank and changed its name to North Penn Bank. North Penn Bancorp was organized on November 22, 2004 to be the bank holding company in connection with the Bank’s mutual holding company reorganization and minority stock issuance, which was completed on June 1, 2005. The Company’s common stock trades on the OTC Bulletin Board under the symbol “NPEN.”
Available Information
The Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.northpennbank.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Annual Report on Form 10-KSB.
Loan Portfolio
The Bank’s business of making loans is its primary source of income. Traditionally as a savings and loan, the Bank’s emphasis was residential mortgages. As the Bank has changed from a savings and loan to a bank, it has increased its emphasis on commercial lending, and has actively pursued small business accounts.
Commercial Loans
Our commercial lending consists primarily of real estate based loans, including both commercial and residential real estate, with adequate loan to value ratios, and the ability to repay based on operating cash flow. We also make commercial vehicle loans
Residential Mortgages
The Bank makes fixed and adjustable mortgages and home equity loans on owner occupied residential real estate. All of the mortgages are underwritten to be eligible for resale in the secondary market. Traditionally the Bank has offered terms of up to 30 years, and low down payments supplemented with private mortgage insurance. Recently we have begun to offer a 40 year mortgage product.

Home equity loans are offered as both closed end loans and lines of credit. Closed end loans can be fixed rate or adjustable. Home equity lines of credit have adjustable rates. These loans offer the consumer access to liquidity and lower interest rates, and they may be tax deductible.
Consumer Loans
The Bank offers secured consumer loans, including deposit secured loans, auto loans, and indirect auto loans made through new and used car dealers.
The following table summarizes the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2005		2004
		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total
Commercial	$1,069	1.33%	$347	0.56%
Real estate mortgages	70,020	86.89%	51,818	83.90%
Consumer	9,496	11.78%	9,595	15.54%

Total gross loans	80,585	100.00%	61,760	100.00%

Less: allowance for loan losses	1,025		931

Loans, net	$79,560		$60,829

The following table sets forth the estimated maturity of the Bank’s loan portfolio as December 31, 2005. The table does not include prepayments or scheduled principal repayments.

	Within One Year	One-Five Years	Over Five Years	Total
(Dollars in thousands)
Commercial	$127	$464	$478	$1,069
Real estate mortgages	2,725	1,324	65,971	70,020
Consumer	622	7,903	971	9,496

Total	$3,474	$9,691	$67,420	$80,585

Risk Elements
Risk elements in the loan portfolio include past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower. We monitor the loan portfolio to reduce the risk of delinquent and problem credits. Underwriting standards, including, but not limited to, loan to value and debt to income ratios, are followed to limit credit risk in the portfolio. Loan review is conducted by an outside party that evaluates loan quality, including adherence to underwriting standards. The loan review report goes directly to the Bank’s Board of Directors for their evaluation. The Pennsylvania Department of Banking, as one of the Bank’s regulators, also reviews the loan portfolio as part of its review process.
Asset Quality
The Bank manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices. The Bank’s senior officers are responsible to monitor asset quality, establish credit policies and procedures subject to approval by the Board of Directors, ensuring the policies and procedures are followed, and adjusting policies as appropriate.
Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual. Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of a deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection. When loans are placed on non-accrual, accruing interest is no longer posted to earnings. At December 31, 2005, the Bank had $539,000 in non-accrual loans. As of December 31, 2005, for purposes of accounting and reporting in accordance with SFAS 15, the Bank had no significant troubled debt restructuring. As of December 31, 2005, for purposes of accounting and reporting in accordance with SFAS 11, the Bank had $446,000 in “impaired” loans.
Allowance for Loan Losses
The Bank determines the provision for loan losses through a quarterly analysis of the loan portfolio. Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that affect the ability of borrowers to pay, and prior loss experience within the various loan categories are considered when reviewing the risks of the portfolio. Part of management’s review includes risk ratings of commercial loans, and the engagement of an external loan review of all loans over $300,000, insider loans and delinquent loans.
The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004
Balance at beginning of period	$931	$985

Charge-offs:
Commercial	—	—
Real estate mortgages	—	35
Consumer	14	20

TOTAL	14	55

Recoveries:
Commercial	—	—
Real estate mortgages	—	—
Consumer	3	1

TOTAL	3	1

Net charge-offs	11	54
Provision charged to operations	105	—

Balance at end of period	$1,025	$931

Average loans outstanding, December 31	67,892	54,860

Loan reserve ratios:
Net loan charge-offs to average loans	0.02%	0.10%
Allowance as a percentage of total loans	1.27%	1.51%
Securities
Securities, primarily U.S. government agency bonds and mortgage-backed, and municipal bonds, totaled $15,651,000 or 15% of total assets at December 31, 2005. The Bank’s securities portfolio is used to assist the Bank in liquidity, asset/liability management and earnings. Securities can be classified as securities “held-to-maturity” or “available-for-sale.” Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These available-for-sale bonds are carried at fair market value with unrealized gains and losses, net of tax, being included in the Bank’s accumulated other comprehensive income account. At December 31, 2005, accumulated other comprehensive income, a component of shareholders’ equity, was a loss of $174,000. The Bank classifies all new bond purchases as available-for-sale.
Recent bond purchases have been U.S. agencies and mortgage-backed bonds with short to medium term maturities, as well as fifteen year tax exempt bonds purchased in conjunction with a Federal Home Loan Bank borrowing. The following tables summarize the composition of our investment portfolio at December 31, 2005 and 2004.
Securities Portfolio

	December 31, 2005
	Held to Maturity				Available for Sale
(Dollars in thousands)	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value
U.S. Agency securities		$—		$—	$385	$377
Mortgage-backed securities		—		—	6,494	6,346
State & political subdivisions		—		—	7,026	6,952
Other bonds		—		—	1,264	1,256

Total debt securities		$—		$—	$15,169	$14,931
Equity securities		—		—	745	720

Total securities	$		$		$15,914	$15,651

	December 31, 2004
	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$—	$—	$2,385	$2,350
Mortgage-backed securities	—	—	10,882	10,776
State & political subdivisions	498	504	875	873
Other bonds	—	—	8,544	8,686

Total debt securities	$498	$504	$22,686	$22,685
Equity securities	—	—	273	282

Total securities	$498	$504	$22,959	$22,967

The amortized cost and weighted average yield of the Bank’s investment securities at December 31, 2005, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2005
	Due in 1	Due in	Due in	Due
	year or	1—5	5—10	after 10
	less	years	years	years	Total
	(Dollars in thousands)
US Agency securities:
Amortized cost	—	—	—	$385	$385
Weighted average yield				5.73%	5.73%
State & political subdivisions
Amortized cost	—	—	$364	$6,662	$7,026
Weighted average yield (1)			5.70%	5.28%	5.30%
Mortgage-backed securities
Amortized cost	—	$4,123	—	$2,371	$6,494

	At December 31, 2005
	Due in 1	Due in	Due in	Due
	year or	1—5	5—10	after 10
	less	years	years	years	Total
	(Dollars in thousands)
Weighted average yield		4.96%		5.68%	5.22%
Other bonds
Amortized cost	$759	$505	—	—	$1,264
Weighted average yield	5.61%	3.60%			7.30%
Total amortized cost	$759	$4,628	$364	$9,418	$15,169

Total fair value	$759	$4,507	$366	$9,299	$14,931

Weighted average yield	5.61%	4.94%	5.70%	5.18%	5.30%

(1)	Yields on tax-exempt securities were adjusted to a tax-equivalent basis using a 34% rate.
Deposits
Our primary source of funds is retail deposit accounts held primarily by individuals and businesses within our market area. The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable
Distribution of Average Deposits

	Years Ended December 31,
	2005		2004
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$5,188	0.00%	$4,027	0.00%
Interest bearing demand deposits	7,765	0.42%	6,095	0.44%
Savings and money market deposits	19,403	1.43%	23,314	1.34%
Time deposits	44,183	3.49%	46,531	2.94%

Total deposits	$76,539		$79,967

Maturities of Time Deposits of $100,000 and Over
The following table is a summary of time deposits of $100,000 or more by remaining maturities as of December 31, 2005:

	Amount	Percent
Three months or less	$1,273	13.88%
Three to six months	1,618	17.66%
Six to twelve months	3,263	35.59%
Over twelve months	3,013	32.87%

Total	$9,167	100.00%

Total deposits at December 31, 2005 were $77,429,000 compared to total deposits of $77,342,000 at December 31, 2004. Certificates of deposit totaled $46,519,000 and $43,025,000 at December 31, 2005 and December 31, 2004, respectively.
Short-Term Borrowings
The Bank uses short-term borrowings as a source of liquidity and to meet short-term liquidity needs. When loan demand exceeds deposit growth, the Bank funds the loans through short-term borrowings from the Federal Home Loan Bank. The Bank has a line-of-credit with the Federal Home Loan Bank of Pittsburgh for short-term borrowings varying from one day to three years. Borrowings under this line of credit are secured by qualified assets in the form of a blanket lien. Interest paid on these short-term borrowings varies based on interest rate fluctuations. The credit line had a balance of $2,698,000 and $2,375,000 at December 31, 2005 and December 31, 2004.

Market Area
We are headquartered in Scranton, Pennsylvania, which is located in Northeastern Pennsylvania. In addition to our main office, we operate three branch offices, located in Scranton, Clarks Summit and Stroudsburg and are presently constructing a new branch office in Effort, Pennsylvania. We consider our market area to include primarily Lackawanna and Monroe Counties, along with adjoining areas of Luzerne, Susquehanna, Wyoming and Wayne Counties.
Competition
Banking is a very competitive business, with both large and small banks competing for the same customers. In addition, non-bank competitors, such as brokerage firms, credit unions, insurance companies and mortgage brokers, are offering customers loan and deposit services. Legislative, regulatory and technological changes in the financial services industry have created these new competitors, and will continue to do so in the future. Technological advances have lowered the barriers to enter new markets areas, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which increases competition in the financial services industry.
REGULATION AND SUPERVISION
Regulation of Pennsylvania Savings Banks
General. As a Pennsylvania state chartered savings bank with deposits insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”), North Penn Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing North Penn Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the United States Congress, could have a material impact on us and our operations.
Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.
Pennsylvania Savings Bank Law. The Pennsylvania Banking Code (the “Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of North Penn Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.
The Code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The FDIC Act,

however, prohibits a state-chartered bank from making new investments or loans or becoming involved in activities as principal and making equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the SAIF and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the Code is significantly restricted by the Federal Deposit Insurance Act.
Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insures commercial bank and state savings bank deposits, and the SAIF, which generally insures savings association deposits. North Penn Bank, which was previously a state savings association, remains a member of the SAIF and its deposit accounts are insured by the FDIC, up to prescribed limits.
The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation, with the assessment for most institutions set at 0%.
In February 2006, deposit insurance modernization legislation was enacted. Different sections of the new law take effect throughout 2006. The new law merges the BIF and SAIF into a single Deposit Insurance Fund, increases deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. New deposit insurance assessment rates will not be known until the FDIC conducts extensive research and issues new assessment rates. While the possible assessment rates are unknown, the FDIC has stated that it expects that all banks will be assessed some amount for deposit insurance based upon present expectations. Banks in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid, but the amount of the credit for a specific bank will not be known until new regulations implementing the assessments and the credits are adopted. All new FDIC regulations pursuant to the new law must be in effect by the fourth quarter of 2006.
In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.
Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At December 31, 2005, we exceeded all regulatory capital requirements and were classified as “well capitalized.”
The FDIC’s capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

The FDIC’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank’s allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.
A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.
We are also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. We were in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2005.
Restrictions on Dividends. The Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.
Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to make loans to, and to engage in certain other transactions with (collectively, “covered transactions”), their affiliates, including their bank holding companies and the holding companies’ nonbank affiliates. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of a bank’s capital and surplus, and the aggregate amount of covered transactions with all affiliates is limited to 20% of capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.
The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, North Penn Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans North Penn Bank may make to insiders based, in part, on North Penn Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Federal Home Loan Bank System. We are a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.
As a member, we are required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2005, we were in compliance with this requirement.
Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2005, our loans-to-one borrower limitation was $1,777,000 and we were in compliance with such limitation.
Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.
Regulation of Holding Companies
General. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of operations with, and will be subject to examination by, the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits activities to those allowed by law and operates in a safe and sound manner without endangering the financial health of the Bank.
Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before acquiring control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding companies would directly or indirectly own or control more than 5% of such shares. In addition, the Company must obtain the prior approval of the Pennsylvania Department of Banking in order to acquire control of another bank in Pennsylvania.
Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.
Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve’s bank holding company regulations, we may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.
Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. We have not submitted notice to the Federal Reserve of our intent to be deemed a financial holding company.
Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC.
Restrictions on Waiver of Dividends. The FDIC imposes a condition on mutual holding companies that should any shares of the stock of the institution or the stock holding company be issued to persons other than the mutual holding company, any dividends waived by the mutual holding company must be retained by the stock holding company or the institution and segregated, earmarked, or otherwise identified on the books and records of stock holding company or the institution. Such amounts must be taken into account in any valuation of the institution, and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of the mutual holding company to stock form. Such amounts will not be available for payment to, or the value thereof transferred to, minority shareholders, by any means, including through dividend payments or at liquidation.
In addition, the Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002, which implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.
Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company’s securities by directors and executive officers.
The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.
Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.
Certain Factors That May Affect Our Business
Additional expenses from operating as a public company will adversely affect our profitability. Our non-interest expenses have increased as a result of the financial accounting, legal, audit and various other additional expenses usually associated with operating as a public company with SEC reporting requirements, and our establishment of the North Penn Charitable Foundation in connection with our mutual holding company reorganization.
North Penn Mutual Holding Company’s majority control of our common stock enables it to exercise control over most matters put to a vote of stockholders, including preventing sale and merger transactions you may like, or a second-step conversion by North Penn MHC. North Penn MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers manage North Penn Bancorp, Inc., North Penn Bank, and North Penn Mutual Holding Company. As a state chartered mutual holding company, the Board of Directors of North Penn Mutual Holding Company must ensure that the interests of depositors of North Penn Bank are represented and considered in matters put to a vote of stockholders of North Penn Bancorp, Inc. Therefore, the votes cast by North Penn MHC may not be in your personal best interest as a stockholder.

The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annual income or expense by the average balances of assets or liabilities, respectively, for the periods presented.
Average Balance, Interest Income and Expense, Average Yield and Rates

	Years Ended December 31,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Mortgages	$60,931	$3,916	6.43%	$47,201	$2,870	6.08%
Consumer	8,128	587	7.22	7,824	514	6.57
Commercial	357	26	7.28	549	21	3.83

Total loans	69,416	4,529	6.52	55,574	3,405	6.13

Investment securities:
U.S. government securities	9,655	392	4.06	12,128	489	4.03
Municipal securities	6,857	167	3.68	5,020	213	4.24
Other securities	4,209	218	5.18	12,605	691	5.48
Equities	747	21	2.81	1,442	5	.35

Total securities	21,468	798	4.12	31,195	1,398	4.48

Deposits in banks	1,124	17	1.51	618	4	.65

Total interest earning assets	92,008	5,344	5.90	87,387	4,807	5.50

Non-interest earning assets:
Cash and due from banks	1,698			2,753
Other assets	3,923			3,596
Less: allowance for loan losses	(970)			(931)

Total non-interest earning assets	4,651			5,418

Total assets	$96,659			$92,805

Liabilities and stockholders’ equity
Interest bearing liabilities
Deposits:
Interest bearing demand	$7,765	31	0.40	$6,095	25	0.41
Savings and money market	19,403	257	1.32	23,314	298	1.28
Time deposits	44,183	1,380	3.12	46,531	1,323	2.84

Total interest bearing deposits	71,351	1,668	2.34	75,940	1,646	2.17
Other borrowings	9,891	519	5.25	5,777	331	5.73

Total interest bearing liabilities	81,242	2,187	2.69	81,717	1,977	2.42

Total non-interest bearing liabilities	5,970			3,387

Total liabilities	87,212			85,104

Stockholders’ equity	9,447			7,701

Total liabilities and stockholders’ equity	$96,659			$92,805

Net interest spread		$3,157	3.21		$2,830	3.08

Net interest margin			3.43			3.24
Average earning assets as a percentage of interest bearing liabilities			113.25			106.94

*For purposes of the above table, average balances have been calculated using the average of daily balances, and non-accrual loans are included in average balances; however, accrued interest income has been excluded from these loans.
*Tax-exempt interest rates of interest has been converted to a tax equivalent basis at the U.S. federal income tax rate of 34%.
Rate/Volume Analysis

	Year Ended December 31, 2005
	Compared to 2004
		Increase (Decrease)
		Due to
(Dollars in thousands)	Net	Volume	Rate
Interest Income:
Loans	$1,124	$$894	$$230
Investment securities	(600)	(512)	(88)
Deposits in other banks	13	5	8

Total	$537	$387	$150
Interest Expense:
Interest bearing demand deposits	$6	$7	$(1)
Savings and money market deposits	(40)	(50)	10
Time deposits	56	(69)	125
Other Borrowings	188	218	(30)

Total	$210	$106	$104
Net Interest Income	$327	$281	$46
Changes in interest due to volume and due to rate have been allocated by reference to changes in the average balances and the average interest rates of interest earning assets and interest bearing liabilities.
Interest Sensitivity Analysis

	At December 31, 2005 Maturing Or Repricing In:
	Within 3	4 — 12	1 — 5	Over
	Months	Months	Years	5 Years	Total
Interest earning assets:
Interest bearing deposits	$20	—	—	—	$20
Investment securities	—	759	4,628	9,782	15,169
Loans	4,012	5,845	28,375	42,353	80,585

Total interest earning assets	$4,032	$6,604	$33,003	$52,135	$95,774

Interest bearing liabilities:
Interest bearing demand	$5,930	—	—	—	$5,930
Money market	9,711	—	—	—	9,711
Savings	—	—	—	7,963	7,963
Time deposits	6,305	23,613	16,601	—	46,519
Borrowed funds	2,698	—	5,000	7,000	14,698

Total interest bearing liabilities	$24,644	$23,613	$21,601	$14,963	$84,821

Period Gap	$(20,612)	$(17,009)	$11,402	$37,172

Cumulative gap	$(20,612)	$(37,621)	$(26,219)	$10,953

Ratio of cumulative gap to total assets	(19.56%)	(35.70%)	(24.88%)	10.39%

Assumptions:
*Adjustable rate loans have been distributed among the categories by repricing dates.
*Mortgage backed investments and loans do not take into account principal prepayments.
*All transaction deposit accounts have been placed into the within three months category as they have no stated maturity and rates will adjust as market rates adjust.
*All savings accounts have been placed in the beyond five years category based upon historical experience.
Earnings are dependent on maintaining adequate net interest yield or spread between rates earned on assets and the cost of interest bearing liabilities. We must manage our interest rate sensitivity to maintain adequate spread during rising and declining interest rate environments. Decisions about which bonds to purchase are based upon factors such as term, yield and asset quality. Short term bonds enhance rate sensitivity but typically have lower yields. Our investment strategy carries the majority of our investments as maturing after the five year period illustrated above. All of our investments are held available for sale which gives us the flexibility to sell in response to market changes. The money can then be reinvested in bonds at the new interest rate.
Having a similar amount of assets repricing, or maturing, at or about the same time as our liabilities reprice or mature, reduces our interest rate risk. However, we recognize certain trends and historical experiences for some products. We know that while all our customers could withdraw their money on any given day, they do not do so, even with interest rate changes. Accounts such as savings, interest checking, and money market accounts are core deposits and do not react the same to interest rate changes as time deposits do. These accounts tend to change according to cash flow and the transaction needs of our customers.
According to the table, we have a negative gap position, which means our liabilities will reprice faster than our assets. When interest rates are rising, this will tend to reduce our interest spread and our net interest income, and when rates are falling, our interest spread and net income should increase.
ITEM 2. DESCRIPTION OF PROPERTY
The Bank currently conducts its business through its four full-service banking offices in Scranton, Stroudsburg and Clarks Summit, Pennsylvania. The Bank intends to open a fifth banking office in Effort, Pennsylvania during 2006. The Bank owns all of its offices, except for Clarks Summit. The net book value of the land, buildings, furniture, fixtures and equipment owned by the Bank was $3,592,000 as of December 31, 2005.
ITEM 3. LEGAL PROCEEDINGS
We are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. We do not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the quarter ended December 31, 2005, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock is traded on the OTC Bulletin Board under the symbol “NPEN.” An active trading market does not currently exist for our common stock.
The following table sets forth the high and low bid information, as reported by the OTC Bulletin Board, for the periods indicated:

	Dividends	High	Low	Close
Second Quarter		$11.00	$10.00	$10.15
Third Quarter		$10.25	$10.04	$10.15
Fourth Quarter	$0.03	$11.50	$10.10	$10.30
The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
As of February 28, 2006, there were approximately 537 holders of record of our common stock.
Ryan Beck & Co., Inc. makes a market in our stock. Making a market involves maintaining bid and ask quotations and being able, as principal, to effect transactions in reasonable quantities at those prices, subject to securities laws and regulatory constraints. Additionally, the development of a liquid public market depends on the existence of willing buyers and sellers, the presence of which is not within our control. An active and liquid market may not develop for the common stock.
Registrar and Transfer, Inc. serves as transfer agent and registrar for our common stock.
Use of Proceeds

1.	The effective date of the Securities Act statement for which the use of proceeds information is being disclosed is December 10, 2004. The Commission file number assigned to the registration statement is 333-121121.

2.	The offering was commenced on March 28, 2005.

3.	The offering was not terminated before any securities were sold.

4.	(i)	The offering terminated upon the completion of the sale of all of the Company’s common stock registered.

	(ii)	Ryan Beck & Co. served as the managing underwriter for the offering.

	(iii)	The Company registered common stock, par value $0.10 per share.

	(iv)	The amount of shares registered was 636,863. The aggregate price of the offering amount registered was $6,368,630. The Company sold a total of 636,863 shares of its common stock at an aggregate offering price of $6,368,630.

	(v)	From the effective date of the Securities Act registration statement to December 31, 2005, the Company incurred $654,000 in expenses in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters, other expenses and total expenses. The payments were direct payments to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

(vi)	The net offering proceeds to the Company from the offering were $5,714,000.

(vii)	From March 28, 2005 to December 31, 2005, the amount of net offering proceeds used for certain items and any other purposes for which at least 5% of the Company’s total offering proceeds or $100,000 (whichever is less) has been used are listed below:

Amount of Net
Activity	Proceeds

Net Offering Proceeds	$5,714,000

Construction of Plant, Building and Facilities	—
Purchase and Installation of Machinery and Equipment	—
Purchase of Real Estate	—
Acquisition of Other Business(es)	—
Repayment of Indebtedness	—
Working Capital	—
Temporary Investments	—
Contribution to North Penn Bank	$2,929,000
Contribution to North Penn Mutual Holding Company	$100,000
Contribution to North Penn Charitable Foundation	$100,000
Loan to North Penn Bank Employee Stock Ownership Plan	$545,000
Dividends Paid to Company Shareholders	$43,000

Proceeds Remaining at North Penn Bancorp, Inc.	$1,997,000

The payments disclosed above were direct payments to persons other than directors, officers, general partners of the company or their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company, except to the extent that these people received dividends in their capacity as shareholders on the same basis as all other shareholders.

(viii)	The use of proceeds described above is consistent with the use of proceeds described in the Company’s prospectus and does not represent a material change thereto.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Cautionary Statement for Purposes of the Private Securities Litigation Reform Act of 1995
The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes. This annual report contains forward-looking statements. You can find many of these statements before and after words such as “may,” “could,” “should,” “will,” “would,” “believe,” “expect,” “anticipate,” estimate,” “project,” “intend,” “plan,” “seek,” “assume,” “assume” or other similar expressions.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: general economic conditions and changes in interest rates including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; the effect of changes in accounting policies and practices, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; changes in the Company’s organization, compensation and benefit plans; and similar items.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results could differ materially from those expressed in forward-looking information and statements contained in this annual report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.
We do not intend to update our forward-looking information and statements to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
Effective June 1, 2005, the Bank became a wholly owned subsidiary of North Penn Bancorp, Inc., which has no material operations other than ownership of the Bank. Therefore, the financial statements of North Penn Bancorp prior to June 1, 2005 are the historical statements of the Bank. Per share data for periods prior to 2005 is presented assuming the same number of shares as for 2005 prior to adjustment for ESOP shares.
The Bank conducts community banking activities by accepting deposits and making loans in our market area. The Bank’s lending products include commercial loans and mortgages, and lines of credit, consumer and home equity loans, and residential mortgages on single family and multi family dwellings. The Bank maintains an investment portfolio of municipal, U.S. government and investment grade corporate bonds to manage its liquidity and interest rate risk. The Bank’s loan and investment portfolios are funded with deposits as well as collateralized borrowings from the Federal Home Loan Bank, secured by a blanket lien on the Bank’s loans and investments.
Our earnings come primarily from net interest income, which is the difference between what we earn on loans and investments and what we pay for our deposits and borrowings. The net interest income is impacted buy our loan loss provision, other income, and other expenses.
Critical Accounting Matters
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses, and increased by premiums on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to non-interest income over the remaining lives of the associated loans. Loan premiums on purchased loans are amortized into interest income as a yield adjustment over the estimated lives of the loan pools using the effective interest method.
Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio.
Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, our regulatory authorities as an integral part of their examination process periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of examination.

The Bank believes that the judgments used in establishing the allowance for loan losses are based on reliable present information. In assessing the sufficiency of the allowance for loan losses, management considers, among other things described above, how well prior estimates have related to actual experience. The Bank has not found it necessary to call into question the reliability of judgments used in its calculation.
There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however, the Bank is pursuing commercial loans secured primarily by real estate and indirect automobile lending, which typically bears a higher risk of loss. These factors could lead to higher levels of allowance in future periods.
The estimate of the allowance level is always subject to normal inherent risk associated with any loan portfolio and can change based on future events, not known or predictable.
Investments and mortgage-backed securities that we have both the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost. All mortgage-backed securities are currently held for sale and carried at fair value. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income on the straight-line basis, which approximates the interest method, taking into consideration assumed prepayment patterns.
We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed continually as regulatory and business factors change. Management’s recording of deferred tax assets and liabilities and the need for a valuation allowance is made based on information available to the Bank at the time. In particular, management evaluates the recoverability of deferred tax assets based on the ability of the Bank to generate future profits to utilize such benefits. Management employs budgeting and periodic reporting processes to continually monitor progress. These factors lower the inherent risk in the assumption of future profits. Historically, the Bank has had sufficient profits for tax recovery.
Statement of Changes in Financial Condition from North Penn Bancorp, Inc. Consolidated at December 31, 2005 to North Penn Bank Consolidated at December 31, 2004
General. Our assets increased $12.4 million, or 13.3%, to $105.4 million at December 31, 2005, compared to $93.0 million at December 31, 2004. The primary cause of this change was an increase in the loan portfolio partially offset by a decline in the investment portfolio. Our liabilities showed an increase in fixed and overnight borrowings, along with an increase in stockholder equity due to our conversion to a public company and the subsequent sale of common stock.
Assets. The net loan portfolio increased approximately $18.8 million, or 30.8% from $60.8 million at December 31, 2004, to $79.6 million at December 31, 2005. The largest contributor to this increase was commercial mortgages. These loans increased approximately $10.1 million, or 74.3%, from approximately $13.6 million at December 31, 2004, to $23.7 million at December 31, 2005. We chose to aggressively grow this area during 2005. By doing so, we are better able to take advantage of interest rate flexibility due to shorter repricing terms and better yields in comparison to our fixed rate residential mortgages. Additionally, residential mortgages grew approximately $8.1 million, or 21.2%, to $46.3 million at December 31, 2005, from $38.2 million at December 31, 2004.
The investment portfolio decreased approximately $7.8 million to $15.7 million at December 31, 2005, from $23.5 million at December 31, 2004. This decrease was primarily due to investment maturities and calls of approximately $6.0 million, coupled with sales of approximately $7.0 million during 2005. A secondary source of this decrease was pay downs on mortgage-backed investments, which were approximately $1.8 million for 2005. Offsetting the reductions were investment purchases of approximately $7.5 million made throughout 2005. We were able to make the majority of these purchases by performing a leveraged transaction by borrowing $7.0 million from the Federal Home Loan Bank at a rate of 4.34%, which we then used to purchase tax exempt municipal bonds with an average yield of 4.13% pre-tax, or 6.15% tax equivalent rate. The leveraging transaction will allow us to improve our net income approximately $130,000.
Cash and cash equivalents increased $694,000 to $2.4 million at December 31, 2005 from $1.7 million at December 31, 2004. The reason for the large decrease in interest bearing deposits was a change in clearing and cash letter preparation companies from Fiserv to First National Bank of Marysville. The change shifts our deposit basis from Federal Home Loan Bank to Atlantic Central Bankers Bank and decreases our check processing costs.
We increased our cash surrender value life insurance policies to $2.0 million at December 31, 2005 from $1.8 million at December 31, 2004. The policies support employee benefit programs while allowing us to earn tax exempt income at a tax equivalent rate of 6.67%.
The Bank held one property in other real estate owned valued at $105,000, pending sale, at December 31, 2005 compared to no properties being held at December 31, 2004.
Bank premises and equipment increased approximately $879,000 to $3.6 million compared to $2.7 million at December 31, 2004. The reason for this increase is ongoing construction of a new branch located on Route 115 in Effort PA. The construction is expected to be completed in the second quarter of 2006, and the branch should be open for business shortly thereafter.
Deposits. Total deposits increased approximately $87,000, to $77.4 million at December 31, 2005, from $77.3 million at December 31, 2004. Time deposit products, which include certificates of deposit and IRA accounts, increased approximately $3.5 million, or 8.1%, to $46.5 million at December 31, 2005, from $43.0 million at December 31, 2004. Regular checking increased $1.8 million, or 32.1%, to $7.3 million at December 31, 2005, from $5.5 million on December 31, 2004. There was an increase in NOW accounts of $1.5 million, or 34.0% to $5.9 million at December 31, 2005 from $4.4 million at December 31, 2004. Money Market accounts decreased approximately $6.3 million, or 39.2%, to $9.7 million at December 31, 2005, from $16.0 million at December 31, 2004. Savings accounts decreased $426,000, or 5.0%, to $8.0 million at December 31, 2005, from $8.4 million at December 31, 2004.
Borrowings. As of December 31, 2005, we have 2 outstanding loans and a line of credit with Federal Home Loan Bank, Pittsburgh. Our line of credit is available up to $15.0 million at an interest rate equal to the current overnight rate. This line is a source of liquidity which is used to fund our loan demand when deposit volume is inadequate. The net increase in the overnight borrowing was $323,000 to $2.7 million at December 31, 2005 from $2.4 million at December 31, 2005. We have a long term note of $5.0 million with FHLB which matures on July 18, 2010. The annual percentage rate on this note is 6.19% and carries a prepayment penalty equal to a percentage of the remaining interest payments. During July, 2005, the bank entered into a leveraged transaction by borrowing $7 million from the Federal Home Loan Bank at a rate of 4.34% for a term of 10 years. The money was used to purchase tax exempt municipal bonds at an approximate cost of $7.5 million. The average yield on the bonds was 4.13%, however the tax free basis of the income increases the yield to 6.15% taking into account an approximate 34% tax rate.
Equity. Total equity capital increased by approximately $5.0 million to $12.8 million at December 31, 2005. Retained earnings decreased $267,000 due to the net loss for the year, initial capitalization of the Mutual Holding Company, and dividends paid. Additional paid in capital increased $5.9 million due to the income we received from our initial stock offering. The equity to assets ratio increased to 12.1% at December 31, 2005 from 8.3% at December 31, 2004.
Comparison of Results of Operations for North Penn Bancorp, Inc. Consolidated for 2005 and North Penn Bank Consolidated for 2004
General. For the year ended December 31, 2005, we recorded a net loss of approximately $124,000 compared to net income of $384,000 for December 31, 2004. The biggest factors in the change to our income during 2005 were not interest related. Total noninterest income declined $177,000 compared to December 31, 2004, while noninterest expenses increased $724,000.
Net Interest Income. Our principal source of revenue is net interest income. Net interest income is the difference between interest earned on securities and loans, less the interest paid on deposits and borrowed funds. Our primary interest earning assets are loans, while deposits make up the majority of our interest bearing liabilities. Changes in the volume and rate of interest earning assets and interest bearing liabilities have an impact on net interest income.
Net interest income increased approximately $327,000, or 11.55%, to $3.2 million for the year ended December 31, 2005, compared to $2.8 million for the year ended December 31, 2004. Interest income increased approximately $537,000, or 11.2%, to $5.3 million for the year ended December 31, 2005. Interest expense increased approximately $210,000, or 10.6% for the same period. Much higher interest income of approximately $1.1 million on loans coupled with higher interest expense on borrowings and lower yields on investments were the major factors responsible for this change. The interest rate spread increased to 3.21% for the year ended December 31, 2005, compared to 3.08% for the same period of 2004. The ratio of average interest-earning assets to average interest-bearing liabilities experienced an increase from 106.94% for the year ended December 31, 2004, to 113.25% for the year ended December 31, 2005.
Interest Income. Total interest income for the year ended December 31, 2005, increased $537,000, or 11.2%, to $5.3 million compared to $4.8 million for the year ended December 31, 2004. The increase was primarily the result of greater average loan volume and to a lesser degree, higher rates, partially offset by decreases in the investment portfolio.
Total loan income for the year ended December 31, 2005 totaled $4.5 million, a $1.1 million increase from the $3.4 million reported for the year ended December 31, 2004. The yield on the loan portfolio increased 39 basis points from 6.13% for the year ended December 31, 2004, to 6.52% for the year ended 2005. Overall, average loans increased $13.8 million to $69.4 million for the year ended December 31, 2005, from $55.6 million for the year ended December 31, 2004. Average real estate loan products, both residential and commercial, increased $13.7 million from $47.2 million for the year ended December 31, 2004, to $60.9 million for the year ended December 31, 2005. Average consumer loans increased $304,000 from $7.8 million for the year ended December 31, 2004 to $8.1 million for the year ended December 31, 2005.
Total investment securities and interest bearing deposit income for the year ended December 31, 2005, totaled $815,000, a $587,000 decline from the year ended December 31, 2004. The overall yield on the investment portfolio declined 36 basis points to 4.12% for the year ended December 31, 2005, compared to 4.48% for the year ended December 31, 2004. For the year ended December 31, 2005, average investment volumes were $21.5 million, a $9.7 million decrease from the $31.2 million in average investments recorded for the year ended December 31, 2004.
Interest Expense. Interest expense increased $210,000, or 10.6%, from $2.0 million for the year ended December 31, 2004, to $2.2 million for the year ended December 31, 2005. Average time deposit volumes declined $2.3 million to $44.2 million for the year ended December 31, 2005, from $46.5 million for the year ended December 31, 2004. The cost of time deposits increased 28 basis points for the year ended December 31, 2005, from 2.84% for the year ended December 31, 2004 to 3.12%. Money market interest expense decreased $40,000 to $257,000 for the year ended December 31, 2005, from $297,000 for the year ended December 31, 2004. For the year ended December 31, 2005, the average balances on customer deposits decreased $4.5 million to $71.4 million from $75.9 million for the year ended December 31, 2004. There was also an increase in the cost of these deposits to 2.34% for the year ended December 31, 2005, compared to 2.17% for the year ended December 31, 2004.
For the year ended December 31, 2005, average Federal Home Loan Bank advances increased $4.1 million to $9.9 million from $5.8 million for the year ended December 31, 2004. The cost of these funds declined 48 basis points from 5.73% for the year ended December 31, 2004, to 5.25% for the year ended December 31, 2005. The reason for the decrease was due to the lower rates on overnight and leverage transaction borrowings.

Provisions for Loan Losses; Allowance for Loan Losses. The bank recorded a provision for loan loss in the amount of $105,000 for the year ended December 31, 2005. No provision for loan loss was recorded for the year ended December 31, 2004. The allowance for loan losses as a percent of total loans was 1.27% at December 31, 2005, as compared to 1.51% at December 31, 2004. Management establishes the allowance for loan losses at an amount believed to be adequate to cover known identifiable loan losses as well as any estimated losses inherent in the portfolio that are probable but that cannot be specifically identified.
The following table illustrates information related to the Bank’s nonperforming assets at the dates indicated. The Bank had no troubled debt restructurings or accruing loans past due 90 or more days at the dates presented.

	At December 31,
	2005	2004	% Change
	(Dollars in thousands)
Nonaccrual loans	$539	$1,357	(60.28%)
Other real estate owned	105	—	100.00%

Total nonperforming assets	$644	$1,357	(52.54%)

Total nonperforming loans to total loans	0.67%	2.20%	(69.55%)
Total nonperforming loans to total assets.	0.51%	1.46%	(65.07%)
Total nonperforming assets to total assets	0.61%	1.46%	(58.22%)
Noninterest Income. The following table summarizes noninterest income for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	North Penn	North Penn
	Bancorp, Inc.	Bank
	Consolidated	Consolidated
Other Income	2005	2004	% Change

	(Dollars in thousands)
Banking service charges & fees	$119	$148	(19.6%)
Loan origination & commitment fees [1]	86	72	19.4%
Gain from real estate operations	40	82	(51.2%)
Loan late charges [1]	32	23	39.1%
Increase in cash surrender value of life insurance	86	75	14.7%
Other operating income.	82	41	100.0%
Gain/(Loss) on sale of investments	(55)	8	—

Total	$272	$449	(39.4%)

(1)	— Loan origination & commitment fees and late charges are now included with interest income. The amounts shown are for reference purposes only and not added into the total.
Non-interest income for the year ended December 31, 2005, totaled $272,000. This was a $177,000 decline from the $449,000 reported for the year ended December 31, 2004. Banking service charge and fee income decreased $29,000 for the year. There was an increase in the cash surrender value of life insurance totaling $11,000 for the year ended December 31, 2005.
Investments were sold at a pre-tax loss of $55,000 for the year ended December 31, 2005. While these transactions had a negative affect on our income, the bank decided to recognize this loss as a means to improve future cash flow and decrease overnight borrowing expense.

	Year Ended December 31,
	North Penn	North Penn
	Bancorp, Inc.	Bank
	Consolidated	Consolidated
Other Expense	2005	2004	% Change

	(Dollars in thousands)
Directors’ fees	$95	$104	(8.65%)
Data processing expense	65	152	(57.24%)
Correspondent bank charges	71	87	(18.39%)
Contributions	390	10	3800.00%
Advertising	49	42	16.67%
Insurance	45	44	2.27%
Professional services	63	77	(18.18%)
Consulting fees	34	34	0.00%
Postage and office supplies	76	73	(4.11%)
ATM Expense	44	52	(15.38%)
FDIC Insurance	10	12	(16.67%)
BOLI Expense	35	32	9.38%
Dues & Subscriptions	10	11	(9.09%)
Telephone	26	15	73.33%
O.R.E. Expense	31	3	933.33%
Other expense	114	51	123.53%

Total other expense	$1,158	$799	44.93%

Noninterest Expenses. Noninterest expenses increased $724,000, or 26.4%, to $3.4 million for the year ended December 31, 2005, compared to $2.7 million for the same period of 2004. The biggest change occurred in contribution expenses. The Bank established a charitable foundation at a cost of $383,000 during 2005. The North Penn Charitable Foundation will be dedicated completely to community activities and the promotion of charitable causes. We believe the foundation will enable us to assist the communities within our market area, thereby forming a partnership within the communities in which we operate. The foundation is run by a separate Board of Directors, comprised of three of our current trustees and one additional person who will not be an employee or director of the bank, but will have experience with local charitable organizations and grant making. The foundation was funded with $100,000 cash and 28,277 shares of company common stock. While this expense caused us to take a loss for fiscal year 2005, future donations from the foundation will not have an adverse affect on future earnings.
The Director and committee fees decreased $9,000 or 8.70% to $95,000 for the year ended December 31, 2005, compared to $104,000 for the year ended December 31, 2004. There were additional meetings in calendar year 2004, with regard to the bank’s initial public offering.
Salaries and employee benefits represented 49.2% and 52.0% of total noninterest expense for the years ended December 31, 2005 and 2004, respectively. Salaries and employee benefits increased $279,000 for the year ended December 31, 2005, to $1.7 million from $1.4 million for 2004. The increase in expense primarily reflects expanded loan department personnel, causing an increase of approximately $137,000 compared to 2004, the Bank’s ESOP contribution of $56,000, which we did not have in 2004; and an increase of $54,000 in pension expense.
Other Real Estate Owned expense increased $28,000 to $31,000 for the year ended December 31, 2005 compared to $3,000 at December 31, 2004. The expenses associated with other real estate owned may be recaptured upon ultimate property disposition.
Income taxes. With the bank recognizing a loss for the year ended December 31, 2005, there is a tax benefit of $16,000, which we are able to use in future periods to offset tax payments.

ITEM 7. FINANCIAL STATEMENTS

McGrail Merkel Quinn & Associates
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
Francis J. Merkel, CPA
Joseph J. Quinn, CPA, CVA
John H. Marx, Jr., CPA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
North Penn Bancorp, Inc.
Scranton, Pennsylvania
     We have audited the accompanying consolidated balance sheets of North Penn Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Penn Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ McGrail Merkel Quinn
          & Associates
Scranton, Pennsylvania
February 7, 2006

RSM McGladreyNetwork
An Independently Owned Member
Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570961-0345 Fax: 570 961-8650
www.mmq.com

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2005 and 2004

(In thousands, except per share amounts)
	2005	2004

ASSETS
Cash and due from banks	$2,333	$719
Interest bearing deposits at other financial institutions	20	940

Total cash and cash equivalents	2,353	1,659
Investment securities, available for sale	15,651	22,967
Investment securities, held to maturity (fair value 2004, $504)	—	498
Equity securities at cost, substantially restricted	991	786
Loans, net of allowance for loan losses of $1,025 in 2005 and $931 in 2004	79,560	60,829
Bank premises and equipment, net	3,592	2,713
Accrued interest receivable	480	529
Cash surrender value of life insurance	2,018	1,817
Deferred income taxes	448	291
Other real estate owned	105	—
Other assets	183	908

TOTAL ASSETS	$105,381	$92,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$7,306	$5,530
Interest bearing	70,123	71,812

Total deposits	77,429	77,342
Other borrowed funds	14,698	7,375
Accrued interest and other liabilities	459	527

TOTAL LIABILITIES	92,586	85,244

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 20,000,000 shares; none issued Common stock, par value $0.10; 80,000,000 shares authorized; 1,443,555 shares issued and outstanding	144	—
Additional paid-in capital	5,853	—
Retained earnings	7,481	7,748
Unearned ESOP shares	(509)	—
Accumulated other comprehensive (loss) income	(174)	5

TOTAL STOCKHOLDERS’ EQUITY	12,795	7,753

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,381	$92,997

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years ended December 31, 2005 and 2004

(In thousands, except per share amounts)
	2005	2004

INTEREST INCOME
Interest on loans	$4,529	$3,405
Interest and dividends on investments	815	1,402

Total interest income	5,344	4,807

INTEREST EXPENSE
Interest on deposits	1,668	1,646
Interest on borrowed funds	519	331

Total interest expense	2,187	1,977

NET INTEREST INCOME	3,157	2,830

PROVISION FOR LOAN LOSSES	105	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,052	2,830

OTHER INCOME	272	449

OTHER EXPENSE
Salaries and employee benefits	1,704	1,425
Occupancy and equipment expense	602	516
Other expenses	1,158	799

TOTAL OTHER EXPENSE	3,464	2,740

(LOSS) INCOME BEFORE INCOME TAXES	(140)	539

INCOME TAX (BENEFIT) EXPENSE	(16)	155

NET (LOSS) INCOME	$(124)	$384

Weighted average number of shares outstanding (converted to stock form on June 1, 2005)	1,393,844	1,443,555
Earnings per share	$(0.09)	$0.27
See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2005 and 2004

					Accumulated
		Additional		Unearned	Other
(In thousands,except per	Common	Paid-in	Retained	ESOP	Comprehensive
share amounts)	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance, December 31, 2003	$—	$—	$7,364	$—	$319	$7,683

Comprehensive Income:
Net income	—	—	384	—	—	384
Unrealized losses on securities, net of income taxes	—	—	—	—	(314)	(314)

Comprehensive income						70

Balance, December 31, 2004	$—	$—	$7,748	$—	$5	$7,753

Comprehensive loss:
Net loss	—	—	(124)	—	—	(124)
Unrealized losses on securities, net of income taxes	—	—	—	—	(179)	(179)

Comprehensive loss						(303)
Initial capitalization of North Penn Mutual Holding Company	—	—	(100)	—	—	(100)
Initial public stock offering	144	5,833	—	—		5,977
Unearned ESOP shares	—	—	—	(545)	—	(545)
ESOP shares released		20	—	36	—	56
Cash dividend - $0.03 per share	—	—	(43)	—	—	(43)

Balance, December 31, 2005	$144	$5,853	$7,481	$(509)	$(174)	$12,795

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years ended December 31, 2005 and 2004

(In thousands)	2005	2004
Operating Activities:
Net (loss) income	$(124)	$384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	294	288
Provision for loan losses	105	—
Increase in cash surrender value of life insurance	(76)	(63)
Net amortization of securities	66	151
Deferred income tax expense	(65)	91
Net realized loss (gain) on sale of securities	55	(8)
Gain on sale of other real estate owned	(40)	(82)
Stock contribution to charitable foundation	283	—
Changes in:
Accrued interest income and other assets	204	(621)
Accrued interest expense and other liabilities	(141)	191

Net Cash Provided by Operating Activities	561	331

Investing Activities:
Purchase bank premises and equipment	(603)	(197)
Purchase of securities “available for sale”	(7,547)	(1,931)
Sales of securities “available for sale”	7,076	3,651
Redemptions of securities “available for sale”	5,553	3,523
Redemptions of securities “held to maturity”	500	1,950
Redemptions of mortgage-backed securities “available for sale”	1,840	2,692
Purchase of life insurance policies	(125)	(128)
Net purchase of restricted stock	(205)	(197)
Net increase in loans to customers	(18,920)	(11,868)
Proceeds from sales of other real estate owned	128	228

Net Cash Used In Investing Activities	(12,303)	(2,277)

Financing Activities:
Net (decrease) increase in deposits	87	(1,838)
Short-term borrowings, net	323	2,375
Proceeds from other borrowings	7,000	—
Net proceeds of initial public stock offering	5,714	—
Common stock acquired by ESOP	(545)	—
Initial capitalization of mutual holding company	(100)	—
Cash dividends paid	(43)	—

Net Cash Provided By Financing Activities	12,436	537

Net Increase (Decrease) In Cash and Cash Equivalents	694	(1,409)

Cash and Cash Equivalents, January 1	1,659	3,068

Cash and Cash Equivalents, December 31	$2,353	$1,659

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$2,353	$1,977
Income taxes	$56	$4
Non-cash investing and financing activities:
Net acquisition of real estate in settlement of loans	$193	$60
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
North Penn Bancorp, Inc. was organized on November 22, 2004 to be the bank holding company for North Penn Bank (Bank) in connection with the Bank’s mutual holding company reorganization and minority stock issuance. The common stock trades on the OTC Bulletin Board under the symbol “NPEN”. The Bank operates from four offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank, and North Penn Bank’s wholly-owned subsidiary, Norpenco, Inc. These entities are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc. received approval and began purchasing bank stocks in October, 2004. Its sole activities are purchasing bank stocks and receiving dividends on such stocks.
The accounting policies of the Company conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loses on loans and foreclosed real estate, management periodically obtains independent appraisals for significant properties.
Emerging Accounting Standards
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This interpretation provides guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The consolidation requirements applied to VIEs created after December 31, 2003 and were effective for the fiscal year beginning after December 15, 2004 for VIEs acquired before January 1, 2004.
In December 2003, the FASB issued FASB Interpretation Number 46(R) (FIN No.46(R)). This revision to FIN 46 primarily classifies the required accounting for VIEs and includes a deferral of the effective date, and has provisions for additional scope exceptions, for certain types of variable interests. It also provided for special effective dates for entities that have fully or partially adopted FIN 46.
FIN 46(R) retained the effective dates of FIN 46 for those variable interests not subject to an exception.
The adoption of FIN 46(R) had no effect on the Company’s results of operations or financial position.

In December 2004, FASB issued Statement No. 123 (Revised 2004), Share-Based Payment. Statement No. 123 (Revised 2004) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, except in certain circumstances. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005.
The Company has not issued any shared-based payments that will be required to be accounted under Statement No. 123 (Revised 2004).
In December 2004, FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. Statement No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005.
The Company has not been a party to any nonmonetary exchanges that would be impacted by application of Statement No. 153.
In May 2005, FASB issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No, 28. Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or earliest date practicable, as the required method for reporting a change in accounting principle or correction of an error. The Statement is effective for accounting changes or corrections of errors made in fiscal periods beginning after December 15, 2005.
The Company believes that the adoption of this statement will not have a significant impact on its results of operations or financial position.
Investment Securities
The Company’s investments in securities are classified in two categories and accounted for as follows:
     Securities Held-to-Maturity Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.
     Securities Available-for-Sale Bonds, notes, debentures and equity securities not classified as securities to be held-to-maturity and are carried at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of other comprehensive income until realized. The Company classifies all new purchases of securities as “available-for-sale”.
Purchase premiums and discounts are recognized in interest income on the straight-line basis over the term of the securities, which approximates the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are reported as other income in the Statements of Operations.

The Company has no derivative financial instruments required to be disclosed under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.
Federal Home Loan Bank Stock
The Federal Home Loan Bank of Pittsburgh (FHLB) stock is a required investment for membership in FHLB with the level of investment determined annually. Its marketability is limited to resale to the FHLB or another member. The Company does not foresee any circumstances that would require the liquidation of this security. The balance of the investment was $954,000 and $749,000 at December 31, 2005 and 2004, respectively.
Loans
Loans are stated at the principal amount outstanding, net of any unearned income, and the allowance for loan losses. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan. Interest on consumer loans is recognized on the simple interest method.
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payments delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.
Uncollectible interest on loans that are contractually past due 90 days or more is credited to an allowance established through management’s periodic evaluation. The allowance is established by a charge to interest income equal to all previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.
Loan Servicing
The Company generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.
Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.
Premises and Equipment
The Company operates from one leased and three owned facilities. Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Provision for depreciation, computed on the straight-line method and accelerated methods, is charged to operating expenses over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expense as incurred.
The estimated useful lives used to compute depreciation are as follows:

Years
Buildings	19 -- 39
Furniture and equipment	5 -- 10
Foreclosed Real Estate
Foreclosed real estate is carried at the lower of cost or fair value at the time of foreclosure. Management periodically performs valuations and a loss is recognized by a charge to operations if the carrying value of a property exceeds its net realizable value. Additional costs associated with holding the properties are expensed as incurred. The balance of foreclosed real estate at December 31, 2005 was $105,000. The Company held no foreclosed real estate at December 31, 2004.
Long-Lived Assets
The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable, as prescribed in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Postretirement Employee Benefits
The Company provides postretirement benefits in the form of term life insurance and health insurance coverage for a limited period of time. The costs are funded as incurred and are not significant to the accompanying financial statements.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2005, and 2004 amounted to $49,000 and $42,000, respectively.
Income Taxes
Provisions for income taxes are based on the taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest), as well as the deferred income taxes on temporary differences arising from differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements at currently enacted income tax rates applicable to the period in which deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.

Cash Flows
For purposes of the Statements of Cash Flows, cash and due from banks include cash on hand and demand deposits at other financial institutions (including cash items in process of clearing). Cash flows from loans and deposits are reported net.
The Company may, from time to time, maintain correspondent bank balances in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.
Earnings Per Share
Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). A calculation of diluted earnings per share is not applicable to the Company.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2005 presentation.
Note 2 — Investment Securities
The amortized cost and fair value of investment securities at December 31, 2005 and 2004 are as follows (in thousands):

	2005
		Gross	Gross
	Amortized	unrealized	unrealized
	Cost	gains	losses	Fair value
Held-to-maturity	None

Available-for-sale
U.S. Agency securities	$385	$—	$8	$377
Mortgage-backed securities	6,494	1	149	6,346
State & political subdivisions	7,026	—	74	6,952
Other bonds	1,264	3	11	1,256

Total debt securities	15,169	4	242	14,931
Equity securities	745	15	40	720

Total available-for-sale	$15,914	$19	$282	$15,651

	2004
		Gross	Gross
	Amortized	unrealized	unrealized
	Cost	gains	losses	Fair value
Held-to-maturity	$498	$6	$—	$504

State & political subdivisions Total held-to-maturity	$498	$6	$—	$504

Available-for-sale
U.S. Agency securities	$2,385	$—	$35	$2,350
Mortgage-backed securities	10,882	10	116	10,776
State & political subdivisions	875	1	3	873
Other bonds	8,544	143	1	8,686

Total debt securities	22,686	154	155	22,685
Equity securities	273	11	2	282

Total available-for-sale	$22,959	$165	$157	$22,967

The amortized cost and fair value of debt securities at December 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized
	Cost	Fair Value
Due in one year or less	$759	$759
Due after one year through five years	4,628	4,507
Due after five years through ten years	364	366
Due after ten years	9,418	9,299

Total debt securities	$15,169	$14,931

Proceeds from sales of securities available-for-sale totaled $7,076,000 and $3,651,000 during 2005 and 2004, respectively. Gross gains realized from the sale of securities totaled $72,000 and $30,000 for the years ended December 31, 2005 and 2004, respectively. Gross losses realized from the sale of securities totaled $127,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively.
Securities available-for-sale with amortized costs and fair values of $1,934,000 and $1,920,000, at December 31, 2005 and $5,783,000 and $5,723,000, at December 31, 2004, were pledged as collateral on public deposits and/or overnight borrowings with the Federal Home Loan Bank of Pittsburgh.
The gross fair value and unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2005 and 2004 are as follows (in thousands):

December 31,	Less than 12 months		12 months or more		Totals
2005
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses	Value	losses
U.S. Agency securities	$—	$—	$377	$8	$377	$8
Mortgage-backed securities	65	1	6,223	148	6,288	149
State & political subdivisions	6,952	74	—	—	6,952	74
Other bonds	—	—	495	11	495	11
Equity securities	387	35	57	5	444	40

Total	$7,404	$110	$7,152	$172	$14,556	$282

December 31,	Less than 12 months		12 months or more		Totals
2004
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	losses	Value	losses	Value	losses
U.S. Agency securities	$1,373	$12	$977	$23	$2,350	$35
Mortgage-backed securities	2,653	26	6,203	90	8,856	116
State & political subdivisions	546	3	—	—	546	3
Other bonds	508	1	—	—	508	1
	59	2	—	—	59	2

Total	$5,139	$44	$7,180	$113	$12,319	$157

The table at December 31, 2005 includes 35 securities that have losses for less than twelve months and 13 securities that have been in an unrealized loss position for twelve or more months.
U.S. Agency Securities The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.
Mortgage-Backed Securities The unrealized losses on the Company’s investments in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.
State & Political Subdivisions The unrealized losses on the Company’s investments in these obligations were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.
Equity Securities The Company’s investments in equity securities consists entirely of bank stocks. The unrealized losses are from twenty bank stocks. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation, and the Company’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.
Note 3 — Loans Receivable
Loans receivable consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Real estate mortgages
Construction and land development	$1,126	$2,030
Residential, 1 — 4 family	43,159	35,892
Residential, multi-family	1,997	256
Commercial	23,738	13,640

Total real estate mortgages	70,020	51,818
Commercial	1,069	347
Consumer	9,496	9,595

Total loans	80,585	61,760
Allowance for loan losses	1,025	931

Total loans, net	$79,560	$60,829

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2005, the loans-to-one-borrower limitation was $1,777,000. At December 31, 2005, there were no loans outstanding or committed to any one borrower that individually or in the aggregate exceeds that limit.
The Bank lends primarily to customers in its local market area. Most loans are mortgage loans, which include loans secured by commercial and residential real estate and construction loans. Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2005 and 2004, mortgage loans totaled $70,020,000 and $51,818,000 respectively. Mortgage loans represent 86.4% and 83.9% of total gross loans at December 31, 2005 and 2004, respectively.
Nonaccrual loans represent loans, which are ninety days or more in arrears or in the process of foreclosure. These loans totaled approximately $539,000 and $1,357,000 at December 31, 2005 and 2004, respectively. The allowance for loan losses allocated to impaired loans was $51 and $191 at December 31, 2005 and 2004, respectively. Additional interest income that would have been earned under the original terms of such loans would have amounted to $26 and $28 for the years ended December 31, 2005 and 2004, respectively.
The following is a summary of the activity of the allowance for loan losses (in thousands):

	2005	2004
Balance, beginning of year	$931	$985
Provision for loan losses	105	—
Recoveries	3	1
Loans charged-off	(14)	(55)

Balance, end of year	$1,025	$931

Note 4 — Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $3,510,000 and $4,101,000 at December 31, 2005 and 2004, respectively.
Note 5 — Premises and Equipment, Net
Premises and equipment at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Land and improvements	$1,200	$637
Building and improvements	4,443	4,017
Leasehold improvements	158	158
Furniture and equipment	1,909	1,754

	7,710	6,566
Less: Accumulated depreciation and amortization	4,118	3,853

Premises and equipment, net	$3,592	$2,713

Depreciation expense was $294,000 and $288,000 for the years ended December 31, 2005 and 2004, respectively.
Note 6 — Cash Surrender Value Of Life Insurance
The Company has purchased bank owned life insurance (BOLI) policies on certain directors and officers. These policies are intended to fund benefits payable under future management incentive plans.
Note 7 — Deposits
Deposits consist of the following major classifications at December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		% of total		% of total
	Amount	deposits	Amount	deposits
Non-interest checking	$7,306	9.4%	$5,530	7.2%
Interest checking	5,930	7.7	4,423	5.7
Money market	9,711	12.5	15,975	20.7
Savings	7,963	10.3	8,389	10.8
Certificates of deposit	46,519	60.1	43,025	55.6

Total	$77,429	100.0%	$77,342	100.0%

Certificates of deposit accounts of $100,000 and over totaled approximately $9,167,000 and $7,382,000 at December 31, 2005 and 2004, respectively.
At December 31, 2005 and 2004, scheduled maturities of time deposits were as follows:

Maturing in:	2005	2004
One Year	$29,918	$17,592
Two Years	10,906	14,858
Three Years	2,950	7,102
Four Years	449	2,856
Five Years	2,296	617
Thereafter	—	—

Total	$46,519	$43,025

Interest expense on deposits consisted of the following for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Interest checking	$31	$25
Money market	210	245
Savings	47	53
Certificates of deposit	1,380	1,323

	$1,668	$1,646

Note 8 — Other Borrowings
Short-Term Borrowings
The Company has a line of credit with the FHLB for short term borrowings varying from one day to three years. Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2006.
At December 31, 2005, the Company borrowed $2,698,000 in overnight funds with interest at 4.28%. During the year ended December 31, 2005, the Company’s maximum borrowing outstanding at any month-end was $4,363,000. The average amount outstanding for the year ended December 31, 2005 amounted to $1,070,000 and the average interest rate was 3.49%.
At December 31, 2004, the Company borrowed $2,375,000 in overnight funds with interest at 2.29%. During the year ended December 31, 2004, the Company’s maximum borrowing outstanding at any month-end was $3,525,000. The average amount outstanding for the year ended December 31, 2004 amounted to $793,000 and the average interest rate was 2.05%.

Term Borrowings
The Company also has two term loans from the FHLB. One is a $5 million term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity. The other loan is $7 million issued in July of 2005 and matures July of 2015. The interest rate is fixed at 4.34%, for two years, at which time the FHLB has the option to convert it to an adjustable rate if the related index reaches the strike rate of 8.00%. Interest is due quarterly and the principal is due at maturity.
All of the above borrowings are secured by the Company’s mortgages and/or investment securities.
The Company maintains a collateralized maximum borrowing capacity of $44,679,000 with the FHLB.
Note 9 — Retirement Plans
Defined Benefit Plan
The Company participates in the Financial Institution Retirement Fund (the Fund) administered by the Pentegra Group. The Fund operates as a multi-employer plan for accounting purposes under Statement of Financial Accounting Standards No. 87 Employers’ Accounting for Pensions. As such, the annual pension expense to be recorded is defined as the amount of the required annual contribution.
For the Plan year ending June 30, 2006 and 2005, the required contributions due were $133,000 and $115,000, respectively.
The Fund covers all employees who have met the stated age and service requirements. A benefit formula provides for retirement benefits that are calculated as a percentage of salary during their working career, as defined. More details can be found in the plan document.
Thrift Plan
The Bank also sponsors the Financial Institutions Thrift Plan (the Plan) with the Pentegra Group. The Plan covers all employees who meet age and service requirements. Participants in the Plan are permitted to make contributions up to 20% of their compensation. The Company will match 50% of the participants’ contributions, not to exceed 6% of monthly compensation. Employer contributions to the Plan for the years ended December 31, 2005 and 2004, amounted to $21,000 and $18,000 respectively.
Employee Stock Ownership Plan
In connection with the offering, the Company adopted an employee stock ownership plan for eligible employees of North Penn Bank. Eligible employees who are 21 years old and employed by the Bank as of the closing date of the offering begin participating in the plan as of that date. Thereafter, new employees of the Bank who are 21 years old and have been credited with at least six months of service with North Penn Bank will be eligible to participate in the employee stock ownership plan as of the first entry date following their completion of the plan’s eligibility requirements. The ESOP used $545,000 in proceeds from a term loan obtained from the Company to purchase 53,211 shares of the Company’s common stock. The term loan principal is payable in fifteen, equal, annual installments. Interest is at prime plus .5% and payable quarterly. Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to the required principal and interest payments on the term loan. The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.
Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among participants on the basis of compensation.

The ESOP is accounted for in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The shares pledged as collateral are deducted from stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.
For the year ended December 31, 2005, compensation expense amounted to $56,000. At December 31, 2005, total ESOP shares amounted to 53,211, with 3,500 shares committed to be released and 49,711 shares unearned. The fair value of unearned shares amounted to $512,000 at December 31, 2005.
Supplemental Executive Retirement Plan
Effective July 1, 2004, the Company established an unfunded supplemental executive retirement plan to provide certain officers with additional benefits upon termination or retirement. At December 31, 2005 and 2004, no contributions had been made to the plan, and no expense was recorded on the accompanying financial statements. The Company does not plan to make any contributions to this plan in 2006.
Note 10 — Other Income and Other Expense

	2005	2004
Other Income
Service charges on deposit accounts	$119	$148
Other service charges and fees	78	95
Cash surrender value of life insurance	86	75
Gain on sale of real estate	40	82
Gain (loss) on sale of securities	(55)	8
Other income	4	41

Total other income	$272	$449

Other Expense
Directors’ fees	$95	$104
Data processing expense	65	152
Correspondent bank charges	71	87
Contributions	390	10
Advertising	49	42
Insurance	45	44
Professional services	63	77
Consulting fees	34	34
Postage and office supplies	76	73
Other expense	270	176

Total other expense	$1,158	$799

Note 11 — Income Taxes
The Company and its subsidiary file a consolidated Federal income tax return. North Penn Bancorp, Inc. and Norpenco, Inc. each file a Pennsylvania corporate tax report and North Penn Bank files a Pennsylvania Mutual Thrift Earnings Report.
Retained earnings at December 31, 2005 and 2004, included approximately $1,243,000 representing accumulated bad debt reserves in excess of actual experience, for which no provision for Federal income taxes has been made, in accordance with Accounting Principles Board Statement No.23. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If anything other than tax bad debt losses are charged to this accumulated bad debt reserve, taxable income would be created at the then-current corporate tax rates. The unrecorded deferred income tax liability related to this at 34% was

$423,000 at December 31, 2005 and 2004. The Company’s liquidity and capital position causes management to believe that these tax restrictions will not be violated.
Total income tax expense (benefit) for the years ended December 31, 2005 and 2004, is as follows (in thousands):

	2005	2004
Federal:
Currently payable	$37	$64
Deferred tax (benefit) expense, net	(65)	54

Total Federal taxes	(28)	118

State:
Currently payable	12	—
Deferred tax expense, net	—	37

Total State taxes	12	37

Total income tax (benefit) expense	$(16)	$155

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Consolidated Statements of Operations is as follows (in thousands):

	2005	2004
Tax expense at statutory rate on pretax income	$(48)	$183
Cash surrender value increase	(10)	(25)
State income taxes	8	16
Change in valuation allowance	64	—
Tax exempt interest income	(45)	—
Tax effect of other items, net	15	(19)

Applicable income tax expense	$(16)	$155

Significant deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (dollars in thousands):

	2005	2004
Deferred tax assets:
Allowance for loan losses	$324	$284
Contribution carryover	129	—
Net operating loss carryforward	—	6
State tax credits	—	3
Unrealized securities losses	59	—

Deferred tax liability:
Unrealized securities gains	—	(2)

	512	291
Less valuation allowance	(64)	—

Total	$448	$291

During the year ended December 31, 2005, the Company recorded a valuation allowance of $64,000 on the deferred tax asset for the contribution carryforward to reduce the total amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Note 12 — Accumulated Other Comprehensive Income
Accumulated other comprehensive income of ($174,000) and $5,000 at December 31, 2005 and 2004, respectively, consisted entirely of unrealized gains and losses on available-for-sale securities, net of tax.
A reconciliation of other comprehensive income for the years ended December 31, 2005 and 2004, are as follows (dollars in thousands):

	2005
	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$(326)	$111	$(215)
Less: Reclassification adjustment for net losses realized in income	(55)	19	(36)

Net unrealized losses	$(271)	$92	$(179)

	2004
	Before-Tax	Tax Benefit	Net-of-Tax
	Amount	(Expense)	Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$(468)	$159	$(309)
Less: Reclassification adjustment for net gains realized in income	8	(3)	5

Net unrealized losses	$(476)	$162	$(314)

Note 13 — Commitments and Contingencies
Financial Instruments With Off-Balance-Sheet Risk
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit to meet the financing needs of its customers. Such commitments have been made in the normal course of business and at current prevailing market terms. The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.
Commitments issued to potential borrowers of the Bank at December 31, 2005 and 2004 were as follows (dollars in thousands):

	2005	2004
Fixed-rate commitments	$861	$2,254
Variable/adjustable-rate commitments	4,157	3,337

Total	$5,018	$5,591

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
Construction Contract for New Branch
A portion of the proceeds retained by the Company from the offering discussed in Note 19 is being used to construct a new branch office in Effort, Pennsylvania. The branch facility will be leased to the Bank. At December 31, 2004, the land was purchased by the Bank in the amount of $563,000 and was recorded in “Other Assets”, since it is intended to be transferred to North Penn Bancorp, Inc. In October, 2005, the Company signed a construction agreement in the amount of $1 million. At December 31, 2005, $299,000 was recorded in “Building and improvements” as construction-in-progress. The total cost of the branch facility, including equipment, is estimated to be $1.2 million. The branch is expected to open in the second quarter of 2006.
Legal Proceedings
At December 31, 2005, the Company was neither engaged in any existing nor aware of any pending legal proceedings. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other maters of a similar nature.
Operating lease
The Company has an operating lease for commercial space for its Abington Branch. The lease commenced upon occupancy in April 1999 for a ten year period with three options to renew for five years each. The annual lease cost is composed of minimum rent per square foot, plus a proportionate share of certain operating costs and a flat fee for the drive-up/ATM area. The Company has been granted a limited right of first refusal for purchase.
The future minimum rental commitments under this lease at December 31, 2005 are as follows:

2006	$43
2007	43
2008	43
2009	15
Thereafter	—

Total	$144

Note 14 — Fair Value of Financial Instruments
The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect in the estimated fair value amounts.
The methods and assumptions used to estimate the fair values of each class of financial instrument are as follows:
Cash and cash equivalents: The carrying amount of cash and cash equivalents approximate their fair value.

Available-for-sale and held-to-maturity securities: Fair values for securities are based on bid prices received from securities dealers. Restricted equity securities are carried at cost, which approximates fair value.
Loans: The fair value of all loans is estimated by the net present value of the future expected cash flows.
Deposit liabilities: The fair value of demand deposits, NOW accounts, savings accounts, and money market deposits is estimated by the net present value of the future expected cash flows. For certificates of deposit, the discount rates used reflect the Bank’s current market pricing. The discount rates used for nonmaturity deposits are the current book rate of the deposits.
Other borrowings: The fair value of other borrowings is estimated using the rates currently offered for similar borrowings.
Accrued interest: The carrying amounts of accrued interest approximate their fair values.
Off-balance-sheet instruments: Commitments to extend credit are generally short-term and are priced to market at the time of funding. Therefore, the estimated fair value of these financial instruments is nominal prior to funding.
The estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 was as follows (in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair value	Amount	Fair value
Financial assets:
Cash and cash equivalents	$2,353	2,353	1,659	1,659
Investments held to maturity	—	—	498	504
Investments available for sale	15,651	15,651	22,967	22,967
Restricted equity securities	991	991	786	786
Loans	79,560	79,025	60,829	62,534
Accrued interest receivable	481	481	529	529

Total financial assets	$99,036	98,501	87,268	88,979

Financial liabilities:
Deposits	$77,429	76,871	77,342	77,151
Other borrowings	14,698	14,531	7,375	7,866
Accrued interest payable	226	226	173	173

Total financial liabilities	$92,353	91,628	84,890	85,190

Off-balance sheet liabilities:

Commitments to extend credit	$—	—	—	—

Note 15 — Related-Party Transactions
The Company routinely enters into banking transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of loans to directors and officers and related parties is as follows for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Beginning balance	$2,198	$340
Additions	155	57
Collections	(1,377)	(105)
Reclassifications	—	1,906

Ending balance	$976	$2,198

Reclassifications are balances of existing loans of new principal officers and directors added to the category.
Note 16 — Dividend Policy
Company
The Company paid a cash dividend of $0.03 at December 31, 2005. Payments of cash dividends to our stockholders may be dependent on the payment of a cash dividend from the Bank to the Company. The payment of cash dividends by the Bank to the Company is limited by regulations of the FDIC and the Pennsylvania Department of Banking. The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the board of directors out of funds legally available for that purpose.
Bank
The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position. The Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the stock offering. The Bank may not make a capital distribution if, after making the distribution, it would be under capitalized.
Any payment of dividends by the Bank that would be deemed to be drawn out of its bad debt reserves would require the Bank to pay federal income taxes at the then current tax rate on the amount deemed distributed. We do not contemplate any distribution by the Bank that would result in this type of tax liability.
As a state bank subject to the regulations of the FDIC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the Bank may not pay a dividend in an amount greater than its retained earnings then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan loss account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan loss account and deduct from undivided profits only bad debts as so defined in excess of that amount.
In addition, the FDIC is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice.

Note 17 — Regulatory Matters
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possible additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios at December 31, 2005 and 2004 are presented in the following table (dollars in thousands):

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$11,808	15.01%	>$6,293	>8.0%	>$7,866	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$10,824	13.76%	>$3,146	>4.0%	>$4,720	>6.0%
Tier I Capital (Core) (to Adjusted Assets)	$10,824	10.50%	>$4,123	>4.0%	>$5,153	>5.0%
Tangible Capital (to Adjusted Assets)	$10,824	10.50%	>$1,546	>1.5%	N/A	N/A

At December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$8,547	13.32%	>$5,132	>8.0%	>$6,415	>10.0%
Tier I Capital (to Risk-Weighted Assets)	$7,744	12.07%	>$2,566	>4.0%	>$3,849	>6.0%
Tier I Capital (Core) (to Adjusted Assets)	$7,744	8.35%	>$3,707	>4.0%	>$4,634	>5.0%
Tangible Capital (to Adjusted Assets)	$7,744	8.35%	>$1,390	>1.5%	N/A	N/A

Note 18 — Parent Company Financial Information
Information is presented as of December 31, 2005 and for the period June 1, 2005 to December 31, 2005. North Penn Bancorp, Inc. did not have any assets or activity prior to June 1, 2005.
A summary of the Balance Sheet at December 31, 2005 (dollars in thousands):

Assets
Cash on deposit with subsidiary	$2,053
Investment in subsidiary	10,677
Bank premises, net	299
Deferred income taxes	65

Total assets	$13,094

Liabilities and Stockholders’ Equity
Accrued construction costs	$299
Stockholders’ equity	12,795

Total Liabilities and Stockholders’ Equity	$13,094

A summary of the statement of operations for the year ended December 31, 2005 (dollars in thousands):

Income
Interest income	$20

Expenses
Charitable contributions	383

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(363)

Income tax benefit	(65)

Loss before equity in undistributed earnings of subsidiary	(298)

Equity in undistributed earnings of subsidiary	174

Net loss	$(124)

     A summary of the statement of cash flows for the year ended December 31, 2005 (dollars in thousands):

Cash flows from operating activities:
Net loss	$(124)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed income of subsidiary	(174)
Increase in deferred income taxes	(65)

Net cash used in operating activities	(363)

Cash flows from investing activities:
None	—

Cash flows from financing activities:
Issuance of common stock, net	3,104
Common stock acquired by ESOP	(545)
Initial capitalization of mutual holding company	(100)
Cash dividends paid	(43)

Net cash provided by financing activities	2,416

Net increase in cash and cash equivalents	2,053

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$2,053

Note 19 — Reorganization
On October 15, 2004, the Board of Trustees of North Penn Bank adopted both a Plan of Reorganization and Minority Stock Issuance (the “Plan of Reorganization”) and a Plan of Charter Conversion. On June 1, 2005, the mutual holding company reorganization and minority stock issuance was completed. Pursuant to the Plan of Charter Conversion, the Bank converted from a Pennsylvania state-chartered mutual savings bank to a Pennsylvania state-chartered stock savings bank. Pursuant to the Plan of Reorganization, the Bank: (i) converted to a stock savings bank as successor to the Bank in its current mutual form; (ii) organized a Stock Holding Company as a federally chartered corporation that owns 100% of the common stock of the Stock Bank; and (iii) organized a Mutual Holding Company as a federally chartered mutual holding company that owns 53.9% of the common stock of the Stock Holding Company. The Stock Bank succeeded to the business and operations of the Bank in its mutual form and the Stock Holding Company offered its common stock in a public stock offering.
Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization continued to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.
The Stock Holding Company offered to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Bank as determined by an independent appraisal. The Mutual Holding Company maintained the majority ownership of the Stock Holding Company and was initially funded with $100,000. Net proceeds received from the offering amounted to $5,714,000, after expenses of $654,000. At December 31, 2004, $222,000 in reorganization costs had been included in other assets.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
     ITEM 8A. CONTROLS AND PROCEDURES
North Penn Bancorp, Inc., under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of North Penn’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, North Penn’s Chief Executive Officer and Chief Financial Officer concluded that North Penn’s disclosure controls and procedures are effective. There were no significant changes to North Penn’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes to the Company’s internal control over financial reporting identified in connection with management’s evaluation thereof that occurred during the Company’s fourth fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     ITEM 8B. OTHER INFORMATION
     None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The information under the caption “PROPOSAL 1. ELECTION OF DIRECTORS — Nominees for Election As Class II Directors — Terms Expire in 2009, — Continuing Class III Directors — Terms Expire in 2007 and — Continuing Class I Directors — Terms Expire in 2008” beginning on page 7 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC are incorporated by reference in response to this Item 9. The information under the caption “PROPOSAL 3. RATIFICATION OF INDEPENDENT AUDITOR — Report of the Audit Committee” beginning on page 12 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 9.
The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS — Section 16(a) Beneficial Ownership Reporting Compliance” beginning on page 16 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 9.
The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank. A copy of the Code of Ethics is posted on the Company’s website at www.northpennbank.com. The Company intends to satisfy the disclosure requirement under Item 9 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.
     ITEM 10. EXECUTIVE COMPENSATION
The information under the caption “EXECUTIVE COMPENSATION” beginning on page 13 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC are incorporated by reference in response to this Item 10. The information under the caption

“PROPOSAL 1. ELECTION OF DIRECTORS — Directors’ Compensation” beginning on page 10 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 10.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “STOCK OWNERSHIP” beginning on page 6 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 11.
     ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS — Transactions with Management” beginning on page 16 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 12.
     ITEM 13. EXHIBITS
The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of North Penn Bancorp, Inc.(1)
3.2	Bylaws of North Penn Bancorp, Inc.(1)
4	Specimen Stock Certificate(1)
10.1	Employment Agreement of Frederick L. Hickman (2)
10.2	Employment Agreement of Thomas J. Dziak(2)
10.3	Employment Agreement of Thomas A. Byrne(2)
10.4	Employment Agreement of Theresa Yocum(2)
11	Statement re computation of per share earnings(3)
21	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated herein by reference into this document from the Exhibits to Form SB-2, Registration Statement filed on December 10, 2004, Registration No. 333-121121.

(2)	Incorporated herein by reference into this document from the Exhibits to Form SB-2, Registration Statement, as amended, filed on February 14, 2005, Registration No. 333-121121.

(3)	See Note 1 of “Item 7 — Financial Statements” contained in this Annual Report on Form 10-KSB.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “PROPOSAL 3. RATIFICATION OF INDEPENDENT AUDITOR — Audit Fees” beginning on page 11 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 14.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH PENN BANCORP, INC.
(Registrant)

By	/s/ Philip O. Farr	By	/s/ Frederick L. Hickman
	Philip O. Farr		Frederick L. Hickman
	Senior Vice President and Chief Financial Officer		President and Chief Executive Officer

Date	March 31, 2006	Date	March 31, 2006
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon S. Florey Gordon S. Florey, Director	March 31, 2006 Date

/s/ Frederick L. Hickman Frederick L. Hickman	March 31, 2006 Date
President, Chief Executive Officer and Director

/s/ Herbert C. Kneller Herbert C. Kneller, Director	March 31, 2006 Date

/s/ Kevin M. Lamont Kevin M. Lamont, Director	March 31, 2006 Date

/s/ Frank H. Mechler Frank H. Mechler, Director	March 31, 2006 Date

/s/ James W. Reid James W. Reid, Director	March 31, 2006 Date

/s/ Otto P. Robinson Otto P. Robinson, Director	March 31, 2006 Date

/s/ David Samuel David Samuel, Director	March 31, 2006 Date

/s/ John Schumacher John Schumacher, Chairman of the Board and Director	March 31, 2006 Date