Form 10QSB
period 2006-03-31
North Penn Bancorp, Inc.
filed 2006-05-15
CIK 1309127

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-QSB
                                _______________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006
                                --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________ to ______________________

                       Commission File Number: 000-51234

                                _______________

                            NORTH PENN BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)
                                _______________


           Pennsylvania                                     20-1882440
  (State or other jurisdiction of                  (IRS Employer Identification
  Incorporation or organization)                               No.)


                      216 Adams Avenue, Scranton, PA 18503
                    (Address of principal executive offices)


                            (570) 344-6113 (Issuer's
                                telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date, 1,443,555 as of May 12, 2006.

Transitional Small Business Disclosure Format  (Check One):  Yes  [ ]  No  [X]

================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                                                           PAGE
                                                                           ----
         Consolidated Balance Sheets at March 31, 2006                       1
            and December 31, 2005

         Consolidated Statements of Income for the
            Three Months Ended March 31, 2006 and 2005                       2

         Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2006 and 2005                       3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis or Plan of Operation.          8

Item 3.  Controls and Procedures.                                            9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        11

Item 3.  Defaults Upon Senior Securities.                                    11

Item 4.  Submission of Matters to a Vote of Security Holders.                11

Item 5.  Other Information.                                                  11

Item 6.  Exhibits.                                                           11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         North Penn Bancorp, Inc. (the "Company") was organized on November 22, 2004 in anticipation of the mutual holding company reorganization of North Penn Bank (the "Bank"). The reorganization was completed on June 1, 2005. The Company is a bank holding company and parent of the Bank. The principal activities of the Company are the ownership and supervision of the Bank and, therefore, the information presented in this report is primarily for the Bank and its subsidiary.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,   DECEMBER 31,
                                                                     2006          2005
                                                                   ---------    ---------
                                                                  (Unaudited)   (Audited)
                                                                       (In thousands)
ASSETS:
Cash and due from banks                                            $   2,080    $   2,333
Interest bearing deposits                                                 14           20
                                                                   ---------    ---------
Total cash and cash equivalents                                        2,094        2,353
Investment securities, available for sale                             15,353       15,651
Investment securities, held to maturity                                   --           --
Equity securities at cost, substantially restricted                    1,244          991
Loans, net of allowance for loan losses                               84,274       79,560
Bank premises and equipment - net                                      4,048        3,592
Accrued interest receivable                                              503          480
Cash surrender value of life insurance                                 2,037        2,018
Deferred income taxes                                                    512          448
Other real estate owned                                                   --          105
Other assets                                                             155          183
                                                                   ---------    ---------
TOTAL ASSETS                                                       $ 110,220    $ 105,381
                                                                   =========    =========

LIABILITIES:
Deposits:
Non-interest bearing deposits                                      $   5,232    $   7,306
Interest bearing demand deposits                                      26,114       23,604
Interest bearing time deposits                                        51,246       46,519
                                                                   ---------    ---------
     Total deposits                                                   82,592       77,429
Other borrowed funds                                                  14,207       14,698
Accrued interest and other liabilities                                   633          459
                                                                   ---------    ---------
TOTAL LIABILITIES                                                     97,432       92,586

STOCKHOLDERS' EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and
outstanding, none                                                         --           --
Common stock, par value $0.10; 80,000,000 authorized; issued and
outstanding, 1,443,555 (Note 5)                                          144          144
Additional paid-in capital                                             5,853        5,853
Retained earnings                                                      7,583        7,481
Unearned ESOP shares                                                    (509)        (509)
Accumulated other comprehensive (loss) income                           (283)        (174)
                                                                   ---------    ---------
TOTAL EQUITY                                                          12,788       12,795
                                                                   ---------    ---------
TOTAL LIABILITIES AND EQUITY                                       $ 110,220    $ 105,381
                                                                   =========    =========

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (In thousands)

                                                            2006           2005
                                                        -----------    -----------
INTEREST INCOME
Interest on loans                                       $     1,425    $       961
Interest and dividends on investments                           172            239
                                                        -----------    -----------
     Total interest income                                    1,597          1,200
INTEREST EXPENSE
Interest on deposits                                            504            396
Interest on borrowed funds                                      225             88
                                                        -----------    -----------
     Total interest expense                                     729            484
                                                        -----------    -----------
NET INTEREST INCOME                                             868            716

PROVISION FOR LOAN LOSSES                                        30             15
                                                        -----------    -----------
NET INTEREST INCOME
       AFTER PROVISION FOR LOAN LOSSES                          838            701
                                                        -----------    -----------

OTHER INCOME
Service charges on deposit accounts                              31             50
Other income                                                     66             40
Gain on sale of securities                                       --              4
                                                        -----------    -----------
     TOTAL OTHER INCOME                                          97             94

OTHER EXPENSE
Salaries and employee benefits                                  444            377
Occupancy and equipment expense                                 142            116
Other expenses                                                  162            156
                                                        -----------    -----------
     TOTAL OTHER EXPENSE                                        748            649

                                                        -----------    -----------
INCOME BEFORE INCOME TAXES                                      187            146

INCOME TAX EXPENSE (BENEFIT)                                     41             54
                                                        -----------    -----------
NET INCOME                                                      146             92

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (loss) gain arising during period,
 net of income tax                                             (110)          (136)
                                                        -----------    -----------
COMPREHENSIVE INCOME                                    $        36    $       (44)
                                                        ===========    ===========

Weighted average number of shares outstanding             1,443,555      1,443,555
Earnings per share                                      $      0.10    $      0.07



                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (In thousands)

                                                                     2006       2005
                                                                   -------    -------
Operating Activities:
Net income                                                         $   146    $    92
Items not requiring (providing) cash
  Depreciation                                                          63         40
  Provision for loan losses                                             30         15
  Amortization of securities (net of accretion)                          7         --
  Increase in cash surrender value of life insurance                   (19)       (18)
  Net realized (gain) loss on securities                                --         (4)
  Net realized (gain) loss on other real estate                        (29)        --
  Changes in:
    Accrued interest income and other assets                             5        (98)
    Accrued interest expense and other liabilities                     131       (107)
                                                                   -------    -------
      Net Cash Provided By (Used In) Operating Activities              334        (80)
                                                                   -------    -------

Investing Activities:
  Purchase of bank premises and equipment                             (519)       (32)
  Proceeds from sale of other real estate                              134         --
  Purchase of securities "available for sale"                         (153)      (291)
  Sales of securities "available for sale"                              --      4,428
  Redemptions of securities "available for sale"                        --        915
  Purchase of mortgage-backed securities "available for sale"           --         --
  Redemptions of mortgage-backed securities "available for sale"       269        513
  Purchase of life insurance policies                                   --       (125)
  Net (purchase) sale of restricted stock                             (253)       243
  Net (increase) decrease in loans to customers                     (4,743)    (3,316)
                                                                   -------    -------
    Net Cash (Used In) Provided by Investing Activities             (5,265)     2,335
                                                                   -------    -------

Financing Activities:
  Increase (decrease) in deposits                                    5,163       (928)
  (Decrease) increase in borrowed funds                               (491)    (1,475)
                                                                   -------    -------
    Net Cash Provided by (Used In) Financing Activities              4,672     (2,403)
                                                                   -------    -------
Net Decrease In Cash and Cash Equivalents                             (259)      (148)
                                                                   -------    -------

Cash and Cash Equivalents, January 1                                 2,353      1,659
                                                                   -------    -------
Cash and Cash Equivalents, March 31                                $ 2,094    $ 1,511
                                                                   =======    =======

Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                       $    67    $    68
    Income taxes                                                         9         36

  Non-cash investing and financing activities:
    Unrealized (losses) gains on securities                        $  (175)   $  (199)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         North Penn Bancorp, Inc. was organized on November 22, 2004 to be the bank holding company for North Penn Bank (Bank) in connection with the Bank's mutual holding company reorganization and minority stock issuance. The common stock trades on the OTC Bulletin Board under the symbol "NPEN". The Bank operates from four offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank, North Penn Bank's wholly-owned subsidiary, Norpenco, Inc., and its partial investment in North Penn Settlement Services, LLC. These entities are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc. received approval and began purchasing bank stocks in October, 2004. Its sole activities are purchasing bank stocks and receiving dividends on such stocks.

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

         The amortized cost and fair value of investment securities at March 31, 2006 and December 31, 2005 are as follows:

                               AVAILABLE-FOR-SALE
                                 MARCH 31, 2006
                                 (In thousands)

                                                             GROSS        GROSS
                                    AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                      COST        GAINS      LOSSES       VALUE
                                     -------     -------     -------     -------
       U.S. Agency securities        $   385     $    --     $   (10)    $   375
       Mortgage-backed securities      6,222           1        (234)      5,989
       Municipal securities            7,026          --        (172)      6,854
       Other securities                1,260           1         (14)      1,247
                                     -------     -------     -------     -------
          Total debt securities       14,893           2        (430)     14,465
       Equity securities                 898          27         (37)        888
                                     -------     -------     -------     -------
         Total Available for Sale    $15,791     $    29     $  (467)    $15,353
                                     =======     =======     =======     =======

                                HELD-TO-MATURITY
                                 MARCH 31, 2006
                                 (In thousands)

         None.
                               AVAILABLE-FOR-SALE
                                DECEMBER 31, 2005
                                 (In thousands)

                                                             GROSS        GROSS
                                    AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                      COST        GAINS      LOSSES       VALUE
                                     -------     -------     -------     -------
       U.S. Agency securities        $   385     $    --     $    (8)    $   377
       Mortgage-backed securities      6,494           1        (149)      6,346
       Municipal securities            7,026          --         (74)      6,952
       Other securities                1,264           3         (11)      1,256
                                     -------     -------     -------     -------
            Total debt securities     15,169           4        (242)     14,931
       Equity securities                 745          15         (40)        720
                                     -------     -------     -------     -------
         Total Available for Sale    $15,914     $    19     $  (282)    $15,651
                                     =======     =======     =======     =======

                                HELD-TO-MATURITY
                                DECEMBER 31, 2005
                                 (In thousands)

         None.

         The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 is as follows:

                             LESS THAN 12 MONTHS   12 MONTHS OR LONGER        TOTAL
                              -----------------     -----------------   -----------------
                              FAIR     UNREALIZED   FAIR    UNREALIZED    FAIR    UNREALIZED
                              VALUE     LOSSES      VALUE     LOSSES      VALUE     LOSSES
                             -------   -------     -------    -------    -------    -------
         U.S. Agencies       $    --   $    --     $   375    $    10    $   375    $    10
         Mortgage-backed          --        --       5,935        234      5,935        234
         Municipal             6,854       172          --         --      6,854        172
         Other securities         --        --         492         14        492         14
         Equity securities       354        11         163         26        517         37
                             -------   -------     -------    -------    -------    -------
                Total          7,208   $   183     $ 6,965    $   284     14,173    $   467
                             =======   =======     =======    =======    =======    =======

         The above table at March 31, 2006 includes 36 securities that have unrealized losses for less than 12 months and 21 securities that have been in an unrealized loss position for 12 or more months.

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

3.       LOANS

                                                 MARCH 31,   DECEMBER 31,
                                                  2006          2005
                                               ---------     ---------
            Real estate mortgages:                 (In thousands)
           Construction and land development   $   1,110     $   1,126
           Residential, 1 - 4 family              45,916        43,159
           Residential, multi-family                 171         1,997
           Commercial                             27,752        23,738
                                               ---------     ---------
              Total real estate mortgages         74,949        70,020
         Commercial                                  960         1,069
         Consumer                                  9,419         9,496
                                               ---------     ---------
               Total loans                        85,328        80,585
         Allowance for loan losses                 1,054         1,025
                                               ---------     ---------
              Total loans, net                 $  84,274     $  79,560
                                               =========     =========

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

4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2006. At March 31, 2006, the Bank borrowed $2,207,000 in overnight funds.

         The Bank has a $5,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity.

         The Bank also has a $7,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh at a fixed rate of 4.34%, which was issued in July of 2005, and matures in July of 2015. This loan requires quarterly interest payments, with the principal due at maturity.

5.       EARNINGS PER SHARE

         Earnings per share are calculated based on 1,443,555 shares outstanding. The prior period did not have stock issued and should be considered pro forma figures. The 1,443,555 shares outstanding at March 31, 2006, include 778,451 shares issued to the North Penn Mutual Holding Company, and 28,277 shares issued to the North Penn Charitable Foundation in conjunction with the reorganization effective June 1, 2005.

6.       COMMITMENT & CONTINGENCY

         A new branch office is under construction in Effort, Pennsylvania. At December 31, 2004, the land was purchased by the Bank in the amount of $563,000 and was recorded in "Other Assets", since it is intended to be transferred to North Penn Bancorp, Inc. In October, 2005, the Company signed a construction agreement in the amount of $1 million. At March 31, 2006, $794,000 was recorded in "Building and improvements" as construction-in-progress. The total cost of the branch facility, including equipment, is estimated to be $1.2 million, not including land acquisition cost. The branch is expected to open in the second quarter of 2006.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTROICAL FACTS BUT RATHER ARE STATEMENTS BASED ON NORTHPENN BANCORP, INC.'S CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD LOOKING STATEMENTS MAY BE PRECEDED BY TERMS SUCH AS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS.

         MANAGEMENT'S ABILITY TO PREDICT RESULTS OR THE EFFECT OF FUTURE PLANS OR STATEMENTS IS INHERENTLY UNCERTAIN. FACTORS WHICH COULD AFFECT ACTUAL RESULTS IN WHICH NORTH PENN BANCORP, INC. OPERATES AS WELL AS NATIONWIDE, INCLUDE NORTH PENN BANCORP, INC.'S ABILITY TO CONTROL COSTS AND EXPENSES, COMPETITIVE PRODUCTS AND PRICING, LOAN DELINQUENCY RATES AND CHANGES IN FEDERAL AND STATE LEGISLATION AND REGULATION. THESE FACTORS SHOULD BE CONSIDERED IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. NORTH PENN BANCORP, INC. ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

FINANCIAL CONDITION

         Our total assets increased approximately $4.8 million or 5% from $105.4 million at December 31, 2005 to $110.2 million at March 31, 2006. The increase was primarily due to loan growth, specifically in the commercial mortgage market. This segment of our loan portfolio grew approximately $4.0 million or 17% since December 31, 2005. The Bank has been increasing its commercial loan volume to diversify its loan portfolio and reduce its exposure to the interest rate risk associated with fixed rate residential mortgages.

         The allowance for loan loss was approximately $1.1 million at March 31, 2006, compared to approximately $1.0 million at December 31, 2005. The increase in the loan loss provision was offset by the charge off of one mortgage loan. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio.

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

         Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $459,000 at March 31, 2006, compared to $539,000 at December 31, 2005. The reduction was all in residential mortgages. The ratio of the Bank's allowance for loan losses to total loans was 1.24% at March 31, 2006 and 1.27% at December 31, 2005.

         The bank had one property listed as other real estate owned for $105,000 as of December 31, 2005. This property has since been sold during the 1st quarter of 2006, with the bank recognizing a gain of approximately $29,000.

         Total deposits increased approximately $5.2 million or 7% from approximately $77.4 million at December 31, 2005 to approximately $82.6 million at March 31, 2006. Non-interest bearing deposits declined by approximately $2.1 million or 28%, interest bearing demand deposits increased approximately $2.5 million or 11%, while time deposits increased approximately $4.7 million or 10%. The increase in interest bearing deposits is due to promotions being run at our branches in order to attract customers to our money market and CD products.

         Other borrowings decreased $491,000 or 3% from approximately $14.7 million at December 31, 2005 to approximately $14.2 million at March 31, 2006, due to reductions in overnight borrowings from the Federal Home Loan Bank of Pittsburgh.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

         Net income totaled $146,000 for the three months ended March 31, 2006 compared to $92,000 for the three months ended March 31, 2005, an increase of $54,000 or 59%.

         Interest income increased $397,000 or 33%, to approximately $1.6 million in 2006, compared to $1.2 million in 2005. Interest on loans increased $464,000 or 48%, from $961,000 in 2005 to approximately $1.4 million in 2006, due to higher loan volume and higher interest rates due to increases in the prime rate. Interest and dividends on investments decreased $67,000 or 28% mainly due to a decrease in the investment portfolio in 2006 from the same period in 2005.

         Interest expense increased $245,000 or 51%, from $484,000 in 2005 to $729,000 in 2006. Interest on deposits increased $108,000 or 27%, from $396,000 in 2005 to $504,000 in 2006 due to increases in outstanding interest bearing deposits and the increases in rates of short term time deposits. Interest on borrowed funds increased $137,000 or 156%, due to the increase in the rate and volume of overnight borrowings, as well as the addition of a fixed rate long term note.

         Net interest income increased $152,000 or 21% from $716,000 in 2005, to $868,000 in 2006.

         Other income increased $3,000 from $94,000 in 2005, to $97,000 in 2006, primarily due to a gain on the sale of foreclosed real estate, offset by a reduction of service charges on deposit accounts. Other expenses increased $99,000 from $649,000 in 2005 to $748,000 in 2006. Salaries and employee benefits increased $67,000 or 18%, from $377,000 in 2005, to $444,000 in 2006, occupancy and equipment expense increased $26,000 or 22% from $116,000 in 2005, to $142,000 in 2006, and other expenses increased $6,000 or 4%, from $156,000 in 2005 to $162,000 in 2006.

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

         A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents decreased $259,000 for the three months ended March 31, 2006. During that period, cash was primarily provided from earnings and customer deposits and primarily used to fund loans to customers, continued construction of the new branch building, and to pay down on overnight borrowings.

         The Company's and North Penn Bank's capital ratios at March 31, 2006 and December 31, 2005 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

                                                                                                    TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                         FOR CAPITAL             PROMPT CORRECTIVE
                                                ACTUAL                ADEQUACY PURPOSES          ACTION PROVISIONS
                                          ------------------        ---------------------        -----------------
                                           AMOUNT     RATIO          AMOUNT        RATIO         AMOUNT      RATIO
                                          -------    -------        -------       -------        ------      -----
              AT MARCH 31, 2006:
              -----------------------------------
              Tier 1 Capital to risk-weighted
              assets:
                 Consolidated             $13,609     15.46%         >$3,520        >4.0%        >$5,281     >6.0%
                 North Penn Bank          $10,985     12.59%         >$3,489        >4.0%        >$5,233     >6.0%
              Total Capital to risk-weighted
              assets:
                 Consolidated             $12,788     14.53%         >$7,041        >8.0%        >$8,801    >10.0%
                 North Penn Bank          $10,704     12.27%         >$6,977        >8.0%        >$8,722    >10.0%
              Tier 1 Capital to total average
              assets:
                 Consolidated             $13,609     12.29%         >$4,431        >4.0%        >$5,538     >5.0%
                 North Penn Bank          $10,985     10.21%         >$4,302        >4.0%        >$5,378     >5.0%
              Tangible Capital to total average
              assets:
                 Consolidated             $13,609     12.29%         >$1,661        >1.5%            N/A       N/A
                 North Penn Bank          $10,985     10.21%         >$1,613        >1.5%            N/A       N/A

              Risk-Weighted Assets:
                 Consolidated             $88,012
                 North Penn Bank          $87,218
              Average Assets:
                 Consolidated            $110,766
                 North Penn Bank         $107,558

              AT DECEMBER 31, 2005:
              -----------------------------------
              Tier 1 Capital to risk-weighted
              assets:
                 Consolidated             $13,450     17.03%         >$3,158        >4.0%        >$4,737        >6.0%
                 North Penn Bank          $10,824     13.76%         >$3,146        >4.0%        >$4,720        >6.0%
              Total Capital to risk-weighted
              assets:
                 Consolidated             $13,304     16.85%         >$6,317        >8.0%        >$7,896        >10.0%
                 North Penn Bank          $11,808     15.01%         >$6,293        >8.0%        >$7,866        >10.0%
              Tier 1 Capital to total average
              assets:
                 Consolidated             $13,450     13.44%         >$4,002        >4.0%        >$5,003        >5.0%
                 North Penn Bank          $10,824     11.20%         >$3,866        >4.0%        >$4,833        >5.0%
              Tangible Capital to total average
              assets:
                 Consolidated             $13,450     13.44%         >$1,501        >1.5%          N/A           N/A
                 North Penn Bank          $10,824     11.20%         >$1,450        >1.5%          N/A           N/A

              Risk-Weighted Assets:
                 Consolidated             $78,958
                 North Penn Bank          $78,659
              Average Assets:
                 Consolidated            $100,060
                 North Penn Bank          $96,659

RELATED PARTIES

         The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.

ITEM 3.  CONTROLS AND PROCEDURES.

         North Penn Bancorp, Inc., under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of North Penn's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, North Penn's Chief Executive Officer and Chief Financial Officer concluded that North Penn's disclosure controls and procedures are effective. There were no significant changes to North Penn's disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Exchange Act Rule 13a-15(e) defines "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes to the Company's internal control over financial reporting identified in connection with management's evaluation thereof that occurred during the Company's fourth fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

2. From March 28, 2005 to March 31, 2006, the amount of net offering proceeds used for certain items and any other purposes for which at least 5% of the Company's total offering proceeds or $100,000 (whichever is less) has been used are listed below:

                                                              Amount of Net
                           Activity                             Proceeds
         ------------------------------------------------------------------
         Net Offering Proceeds                                   $5,714,000

         Construction of Plant, Building and Facilities             794,088
         Purchase and Installation of Machinery and Equipment            --
         Purchase of Real Estate                                         --
         Acquisition of Other Business(es)                               --
         Repayment of Indebtedness                                       --
         Working Capital                                                 --
         Capitalization of North Penn Bank                       $2,929,000
         Initial Capitalization of
         North Penn Mutual Holding Company                       $  100,000
         Contribution to North Penn Charitable Foundation        $  100,000
         North Penn Bank Employee Stock Ownership Plan Loan      $  545,000
         Dividends Paid                                          $   43,000
                                                                 ----------

         Proceeds Remaining at North Penn Bancorp, Inc.          $1,202,912
                                                                 ==========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5   OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS.

 Exhibit No.   Description
 -----------   ------------
    3.1        Articles of Incorporation of North Penn Bancorp, Inc.(1)
    3.2        Bylaws of North Penn Bancorp, Inc.(1)
    4          Specimen Stock Certificate(1)
   11.1        Statement re: computation of per share earnings: Refer to Note 5
   31.1        Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification
   31.1        Rule 13a-14(a) /15d-14(a) Principal Accounting Officer
               Certification
   32.1        Section 1350 Certification of Chief Executive Officer
   32.2        Section 1350 Certification of Principal Accounting Officer

------------
(1) Incorporated herein by reference into this document from the Exhibits to Form SB-2, Registration Statement filed on December 10, 2004, Registration No. 333-121121.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              North Penn Bancorp, Inc

 Dated:      May 12, 2006                     /s/ Frederick L. Hickman
             ------------------------         -------------------------------
                                              Frederick L. Hickman
                                              President and
                                              Chief Executive Officer

 Dated:      May 12, 2006                     /s/ Glenn J. Clark
             ------------------------         -------------------------------
                                              Glenn J. Clark
                                              Assistant Vice President and
                                              Principal Accounting Officer