Form 10QSB
period 2006-06-30
North Penn Bancorp, Inc.
filed 2006-08-14
CIK 1309127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2006
                                              -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date: 1,443,555 as of August 14th 2006.

Transitional Small Business Disclosure Format  (Check One):  Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    at June 30, 2006 and December 31, 2005

                  Consolidated Statements of Income
                    for the Three and Six Months Ended June 30, 2006 and 2005

                  Consolidated Statements of Cash Flows
                    for the Six Months Ended June 30, 2006 and 2005

                  Notes to Unaudited Consolidated Financial Statements

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

         Item 6.  Exhibits.

PART I - FINANCIAL INFORMATION

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

ITEM I.  FINANCIAL STATEMENTS

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30, 2006    DECEMBER 31, 2005
                                                                                -------------    -----------------
                                                                                 (UNAUDITED)          (AUDITED)
                                                                                          (IN THOUSANDS)
ASSETS:
Cash and due from banks                                                            $   4,206         $   2,333
Interest bearing deposits                                                                 19                20
                                                                                   ---------         ---------
Total cash and cash equivalents                                                        4,225             2,353
Investment securities, available for sale                                             14,431            15,651
Investment securities, held to maturity                                                   --                --
Equity securities at cost, substantially restricted                                    1,098               991
Loans, net of allowance for loan losses                                               89,322            79,560
Bank premises and equipment - net                                                      4,430             3,592
Accrued interest receivable                                                              582               480
Cash surrender value of life insurance                                                 2,056             2,018
Deferred income taxes                                                                    572               448
Other real estate owned                                                                   --               105
Other assets                                                                              37               183
                                                                                   ---------         ---------
TOTAL ASSETS                                                                       $ 116,753         $ 105,381
                                                                                   =========         =========

LIABILITIES:
Deposits:
Non-interest bearing deposits                                                      $   6,131         $   7,306
Interest bearing demand deposits                                                      28,299            23,604
Interest bearing time deposits                                                        53,038            46,519
                                                                                   ---------         ---------
     Total deposits                                                                   87,468            77,429
Other borrowed funds                                                                  15,872            14,698
Accrued interest and other liabilities                                                   665               459
                                                                                   ---------         ---------
TOTAL LIABILITIES                                                                    104,005            92,586

STOCKHOLDERS' EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and
outstanding, none                                                                         --                --
Common stock, par value $0.10; 80,000,000 authorized; issued
and outstanding, 1,443,555 (Note 5)                                                      144               144
Additional paid-in capital                                                             5,853             5,853
Retained earnings                                                                      7,656             7,481
Unearned ESOP shares                                                                    (509)             (509)
Accumulated other comprehensive income                                                  (396)             (174)
                                                                                   ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                            12,748            12,795
                                                                                   ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $ 116,753         $ 105,381
                                                                                   =========         =========

            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                      -------------------------------         -------------------------------
                                                       JUNE 30,            JUNE 30,             JUNE 30,            JUNE 30,
                                                         2006                2005                 2006                2005
                                                      -----------         -----------         -----------         -----------
INTEREST INCOME
Interest on loans                                     $     2,961         $     2,069         $     1,536         $     1,097
Interest and dividends on investments                         351                 419                 179                 180
                                                      -----------         -----------         -----------         -----------
     Total interest income                                  3,312               2,488               1,715               1,277
INTEREST EXPENSE
Interest on deposits                                        1,155                 792                 651                 396
Interest on borrowed funds                                    433                 169                 208                  81
                                                      -----------         -----------         -----------         -----------
     Total interest expense                                 1,588                 961                 859                 477

                                                      -----------         -----------         -----------         -----------
NET INTEREST INCOME                                         1,724               1,527                 856                 800

PROVISION FOR LOAN LOSSES                                      60                  45                  30                  30
                                                      -----------         -----------         -----------         -----------

NET INTEREST INCOME  AFTER PROVISION FOR LOAN
LOSSES                                                      1,664               1,482                 826                 770
                                                      -----------         -----------         -----------         -----------

OTHER INCOME
Service charges on deposit accounts                            66                  55                  35                  16
Other income                                                  107                 120                  41                  80
Gain on sale of securities                                     11                   4                  11                   0
                                                      -----------         -----------         -----------         -----------
TOTAL OTHER INCOME                                            184                 179                  87                  96

OTHER EXPENSE
Salaries and employee benefits                                880                 743                 436                 366
Occupancy and equipment expense                               311                 247                 169                 131
Other expenses                                                391                 438                 229                 282
                                                      -----------         -----------         -----------         -----------
TOTAL OTHER EXPENSE                                         1,582               1,428                 834                 779

                                                      -----------         -----------         -----------         -----------
INCOME BEFORE INCOME TAXES                                    266                 233                  79                  87

INCOME TAX EXPENSE                                             48                 102                   7                  48

                                                      -----------         -----------         -----------         -----------
NET INCOME                                                    218                 131                  72                  39
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during period,
net of income tax                                            (222)               (114)               (112)                 23
                                                      -----------         -----------         -----------         -----------
COMPREHENSIVE INCOME                                  $        (4)        $        17         $       (40)        $        16
                                                      ===========         ===========         ===========         ===========

Weighted average number of shares outstanding           1,393,844
                                                                            1,443,555           1,393,844           1,443,555
Earnings per share                                    $      0.16         $      0.09         $      0.05         $      0.03
Dividends per share                                   $      0.03         $      0.00         $      0.03         $      0.00

            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (IN THOUSANDS)

                                                                     2006        2005
                                                                   --------    --------
Operating Activities:
Net income                                                         $    218    $    131
Items not requiring (providing) cash
  Depreciation                                                          135          97
  Provision for loan losses                                              60          45
  Amortization of securities (net of accretion)                          15          --
  Increase in cash surrender value of life insurance                    (38)        (37)
  Net realized gain on securities                                       (11)         (4)
  Net realized gain on other real estate owned                          (29)         --
  Changes in:
    Accrued interest income and other assets                             41         214
    Accrued interest expense and other liabilities                      206        (102)
                                                                   --------    --------
      Net Cash Provided by  Operating Activities                        597         344
                                                                   --------    --------

Investing Activities:
  Purchase bank premises and equipment                                 (973)       (118)
  Proceeds from sale of other real estate owned                         134          --
  Proceeds from sale of securities "available for sale"                  48       4,428
  Purchase of securities "available for sale"                          (220)       (291)
  Redemptions of securities "available for sale"                        500       3,593
  Redemptions of securities "held to maturity"                           --         500
  Redemptions of mortgage-backed securities "available for sale"        545       1,135
  Purchase of life insurance policies                                    --        (125)
  Net (purchase) sale of restricted stock                              (107)        312
  Net increase in loans to customers                                 (9,822)     (7,754)
                                                                   --------    --------
    Net Cash (Used in) Provided by Investing Activities              (9,895)      1,680
                                                                   --------    --------

Financing Activities:
  Net increase (decrease) in deposits                                10,039      (4,454)
  Increase (decrease) in borrowed funds                               1,174      (2,275)
  Net proceeds of initial public stock offering                          --       5,833
  Initial capitalization of North Penn Mutual Holding Company            --        (100)
  Cash dividends paid                                                   (43)         --
                                                                   --------    --------
    Net Cash Provided by (Used In) Financing Activities              11,170        (996)
                                                                   --------    --------
Net Increase in Cash and Cash Equivalents                             1,872       1,028
                                                                   --------    --------

Cash and Cash Equivalents, January 1                               $  2,353    $  1,659
                                                                   --------    --------
Cash and Cash Equivalents, June 30                                 $  4,225    $  2,687
                                                                   ========    ========

Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                       $  1,588    $    961
    Income taxes                                                         21          46

  Non-cash investing and financing activities:
    None

            See notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         North Penn Bancorp, Inc. was organized on November 22, 2004 to be the bank holding company for North Penn Bank (Bank) in connection with the Bank's mutual holding company reorganization and minority stock issuance. The common stock trades on the OTC Bulletin Board under the symbol "NPEN". The Bank operates from five offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank, and North Penn Bank's wholly-owned subsidiary, Norpenco, Inc. These entities are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc. received approval and began purchasing bank stocks in October, 2004. Its sole activities are purchasing bank stocks and receiving dividends on such stocks.

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

         All information is presented in thousands of dollars, except per share amounts.

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

         The amortized cost and fair value of investment securities at June 30, 2006 and December 31, 2005 are as follows:

                               AVAILABLE-FOR-SALE
                                  JUNE 30, 2006
                                 (IN THOUSANDS)

                                                           GROSS         GROSS
                                          AMORTIZED      UNREALIZED    UNREALIZED          FAIR
                                            COST           GAINS         LOSSES           VALUE
                                           -------       ----------    ----------        -------
         U.S. Agency securities            $   385        $    --        $   (16)        $   369
         Mortgage-backed securities          5,942             --           (252)          5,690
         Municipal securities                7,026             --           (301)          6,725
         Other securities                      756             --            (18)            738
                                           -------        -------        -------         -------
            Total debt securities           14,109             --           (587)         13,522
         Equity securities                     928             34            (53)            909
                                           -------        -------        -------         -------
           Total Available for Sale        $15,037        $    34        $  (640)        $14,431
                                           =======        =======        =======         =======

                                HELD-TO-MATURITY
                                  JUNE 30, 2006
                                 (IN THOUSANDS)
         None

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
                                           =======        =======        =======         =======

                                HELD-TO-MATURITY
                                DECEMBER 31, 2005
                                 (IN THOUSANDS)
         None

         The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 is as follows:

                                     LESS THAN 12 MONTHS               12 MONTHS OR LONGER                    TOTAL
                                  -------------------------         -------------------------         -------------------------
                                   FAIR           UNREALIZED         FAIR           UNREALIZED         FAIR           UNREALIZED
                                   VALUE            LOSSES           VALUE            LOSSES           VALUE            LOSSES
                                  --------        ----------        --------        ----------        --------        ----------
         U.S. Agencies            $     --         $     --         $    369         $    (16)        $    369         $    (16)
         Mortgage-backed                --               --            5,690             (252)           5,690             (252)
         Municipal                   6,725             (301)              --               --            6,725             (301)
         Other securities              250               (1)             488              (17)             738              (18)
         Equity securities             377              (16)             182              (37)             559              (53)
                                  --------         --------         --------         --------         --------         --------
                                  $  7,352         $   (318)        $  6,729         $   (322)        $ 14,081         $   (640)
                                  ========         ========         ========         ========         ========         ========

         The above table at June 30, 2006 includes 40 securities that have unrealized losses for less than 12 months and 24 securities that have been in an unrealized loss position for 12 or more months.

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

3.       LOANS

                                                    JUNE 30,      DECEMBER 31,
                                                      2006           2005
                                                    --------      ------------
                                                        (IN THOUSANDS)
         REAL ESTATE MORTGAGES:
           Construction and land development        $ 1,764        $ 1,126
           Residential, 1 - 4 family                 44,874         43,159
           Residential, multi-family                     37          1,997
           Commercial                                32,136         23,738
                                                    -------        -------
              Total real estate mortgages            78,811         70,020
         Commercial                                   1,564          1,069
         Consumer                                    10,000          9,496
                                                    -------        -------
               Total loans                           90,375         80,585
         Allowance for loan loss                      1,053          1,025
                                                    -------        -------
              Total loans, net                      $89,322        $79,560
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


4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with FHLBank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. At June 30, 2006, the Bank borrowed $3,872 in overnight funds.

         The Bank also has a $5,000 borrowing with FHLBank of Pittsburgh at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity.

         The Bank also has a $7,000 borrowing with FHLBank of Pittsburgh at a fixed rate of 4.34%, which was issued in July of 2005, and matures July of 2015. The loan requires quarterly interest payments, with the principal due at maturity.


5.       EARNINGS PER SHARE

         Earnings per share are calculated based on 1,443,555 shares outstanding less 49,711 unearned ESOP shares for the current period.

6.       CONSTRUCTION OF A BRANCH

         On May 1, 2006, a new branch office opened in Effort, Pennsylvania. At December 31, 2004, the land was purchased by the Bank in the amount of $571, and was recorded in "Other Assets," since it was intended to be transferred to North Penn Bancorp, Inc. At June 30, 2006, the total cost of the branch facility, including furniture, fixtures and equipment was approximately $1,380, not including the land acquisition costs of $571. The cost is no longer designated "construction-in-progress," but is now included in "Bank premises and equipment". The company recorded $9 of depreciation expense as of June 30, 2006. The land is still held as an asset of North Penn Bank.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts but rather are statements based on North Penn Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements may be preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

         Management's ability to predict results or the effect of future plans or statements is inherently uncertain. Factors which could affect actual results in which North Penn Bancorp, Inc. operates, as well as nationwide, include North Penn Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. North Penn Bancorp, Inc. assumes no obligation to update any forward-looking statements.

FINANCIAL CONDITION

         Our total assets increased $11,372, or 11%, from $105,381 at December 31, 2005 to $116,753 at June 30, 2006. The increase was primarily due to loan growth in the commercial real estate sector.

         Net loans increased $9,762 or 12%, from $79,560 at December 31, 2005 to $89,322 million at June 30, 2006, mainly due to an increase in commercial loans. The Bank has been increasing its commercial loan portfolio to diversify its loan portfolio and reduce its exposure to the interest rate risk associated with residential mortgages. Most of the Bank's commercial loans are secured by real estate in order to minimize their risk.

         The allowance for loan losses was $1,053 at June 30, 2006, compared to $1,025 at December 31, 2005. We recorded $30 in loan loss provision expense for the three months and $60 for the six months ended June 30, 2006. The Bank had five loans charged-off and no recoveries during the three months ending in June 2006. The loans charged off during the second quarter totaled $31 and all were consumer type loans. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio.

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

         Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $306 at June 30, 2006, compared to $539 at December 31, 2005. The improvement was primarily in non-accruing residential mortgages which decreased by $255, while non-accruing consumer loans increased by $6. The ratio of the Bank's allowance for loan losses to total loans was 1.17% at June 30, 2006 and 1.27% at December 31, 2005.

         Total deposits increased $10,039, or 13%, from $77,429 at December 31, 2005 to $87,468 at June 30, 2006. Non-interest bearing deposits decreased by $1,175 or 16%, while interest bearing demand deposits increased $4,695, or 20%, and time deposits increased $6,519, or 14%. The decrease in non-interest bearing deposits is primarily due to fluctuations in consumer and commercial accounts. The increases in interest bearing demand deposits and time deposits are primarily due to accounts being opened through our new branch in Effort, PA.

         Other borrowings increased $1,174, or 8%, from $14,698 at December 31, 2005 to $15,872 at June 30, 2006, due to increases in overnight borrowings from FHLBank of Pittsburgh. Borrowings are primarily being used to fund loan growth when deposit growth is inadequate.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

         Net income for the second quarter of 2006 increased $33, or 85%, to $72, compared to $39 in 2005. Net income for the six months ended June 30, 2006 increased $87, or 67%, to $218, compared to $131 in 2005. Net income increased primarily due to the increase in loan interest and fees coupled with an increase in tax exempt income.

         Interest income for the second quarter of 2006 increased $438, or 34%, to $1,715, compared to $1,277 in 2005. Interest income for the six months ended June 30, 2006 increased $824, or 33%, to $3,312 compared to $2,488 for June 30, 2005. Interest on loans increased $439, or 40%, from $1,097 in 2005 to $1,536 during the second quarter in 2006. For the six months ended June 30, interest on loans increased $892, or 43%, from $2,069 for 2005, to $2,961 for 2006. The increases are due to higher loan volumes and the increase in the prime rate. Interest on investments decreased $1, or 1%, from $180 to $179 during the second quarter, and $68, or 16%, from $419 to $351 for the six months ended June 30, 2006 due to lower balances of investments.

         Interest expense during the second quarter increased $382, or 80%, from $477 in 2005 to $859 in 2006. For the six months ended June 30, 2006, interest expense increased $627, or 65%, from $961 in 2005 to $1,588 in 2006. Interest on deposits for the second quarter increased $255, or 64%, from $396 in 2005 to $651 in 2006, due to increases in volume and rate of time and demand deposits. For the six months ended June 30, interest on deposits increased $363, or 46%, from $792 in 2005 to $1,155 in 2006. Interest on borrowed funds increased $127, or 157%, for the second quarter of 2006 and $264, or 156%, for the six months ended June 30, 2006 due to the increases in the rate and volume of overnight borrowings, along with the additional fixed rate long term note issued in July of 2005.

         Net interest income for the second quarter increased $56, or 7%, from $800 in 2005, to $856 in 2006. For the six months ended June 30, 2006, net interest income increased $197, or 13%, from $1,527 to $1,724.

         Other income for the second quarter decreased $9, or 9%, from $96, in 2005, to $87 in 2006. Total other expenses increased $55, or 7%, from $779 in 2005 to $834 in 2006. Salaries and employee benefits increased $70, or 19%, from $366 in 2005, to $436 in 2006, while occupancy and equipment expense increased $38, or 29%, from $131 in 2005, to $169 in 2006, and other expenses decreased $53, or 19%, from $282 in 2005 to $229 in 2006. Other expenses incurred during the second quarter of 2006 include costs involved with opening and supplying our new branch, while 2005 expenses include the contribution to fund the North Penn Charitable Foundation.

         For the six months ended June 30, other income increased $5, or 3%, from $179 in 2005 to $184 in 2006. Total other expenses increased $154, or 11%, from $1,428 in 2005 to $1,582 in 2006. Salaries and employee benefits increased $137, or 18%, from $743 in 2005 to $880 in 2006, while occupancy and equipment expense increased $64, or 26%, from $247 in 2005 to $311 in 2006. Other expenses decreased $47, or 11%, from $438 in 2005 to $391 in 2006, primarily due to the contribution to our charitable foundation in 2005, offset by expenses incurred in opening and supplying our new branch in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLBank advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's regulators require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

         A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents increased $1,872 for the six months ended June, 2006. During that period, cash was primarily provided from earnings and customer deposits and primarily used to fund loans to customers and continued construction of the new branch building.

         The Company's and North Penn Bank's capital ratios at June 30, 2006 and December 31, 2005 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

                                                                                                    TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                       FOR CAPITAL              PROMPT CORRECTIVE
                                               ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                          -----------------        -------------------         -------------------
                                          AMOUNT      RATIO        AMOUNT        RATIO         AMOUNT        RATIO
                                          ------      -----        ------        -----         ------        -----
              AT JUNE 30, 2006:
              -----------------
              Tier 1 Capital to risk-weighted
              assets:
                 Consolidated             $13,144     14.21%       >$3,520        >4.0%        >$5,281        >6.0%
                                                                   -              -            -              -
                 North Penn Bank          $11,053     12.09%       >$3,489        >4.0%        >$5,233        >6.0%
                                                                   -              -            -              -
              Total Capital to risk-weighted
              assets:
                 Consolidated             $12,748     13.78%       >$7,041        >8.0%        >$8,801       >10.0%
                                                                   -              -            -             -
                 North Penn Bank          $10,681     11.69%       >$6,977        >8.0%        >$8,722       >10.0%
                                                                   -              -            -             -
              Tier 1 Capital to total average
              assets:
                 Consolidated             $13,144     11.40%       >$4,431        >4.0%        >$5,538        >5.0%
                                                                   -              -            -              -
                 North Penn Bank          $11,053     10.00%       >$4,302        >4.0%        >$5,378        >5.0%
                                                                   -              -            -              -
              Tangible Capital to total average
              assets:
                 Consolidated             $13,144     11.40%       >$1,661        >1.5%            N/A          N/A
                                                                   -              -                ---          ---
                 North Penn Bank          $11,053     10.00%       >$1,613        >1.5%            N/A          N/A
                                                                   -              -                ---          ---

              Risk-Weighted Assets:
                 Consolidated             $92,515
                 North Penn Bank          $91,388
              Average Assets:
                 Consolidated            $115,327
                 North Penn Bank         $110,540

              AT DECEMBER 31, 2005:
              ---------------------
              Tier 1 Capital to risk-weighted
              assets:
                 Consolidated             $13,450     17.03%       >$3,158        >4.0%        >$4,737        >6.0%
                                                                   -              -            -              -
                 North Penn Bank          $10,824     13.76%       >$3,146        >4.0%        >$4,720        >6.0%
                                                                   -              -            -              -
              Total Capital to risk-weighted
              assets:
                 Consolidated             $13,304     16.85%       >$6,317        >8.0%        >$7,896       >10.0%
                                                                   -              -            -             -
                 North Penn Bank          $10,677     13.57%       >$6,293        >8.0%        >$7,866       >10.0%
                                                                   -              -            -             -
              Tier 1 Capital to total average
              assets:
                 Consolidated             $13,450     13.44%       >$4,002        >4.0%        >$5,003        >5.0%
                                                                   -              -            -              -
                 North Penn Bank          $10,824     11.20%       >$3,866        >4.0%        >$4,833        >5.0%
                                                                   -              -            -              -
              Tangible  Capital to total average
              assets:
                 Consolidated             $13,450     13.44%       >$1,501        >1.5%            N/A          N/A
                                                                   -              -                ---          ---
                 North Penn Bank          $10,824     11.20%       >$1,450        >1.5%            N/A          N/A
                                                                   -              -                ---          ---

              Risk-Weighted Assets:
                 Consolidated             $78,958
                 North Penn Bank          $78,659
              Average Assets:
                 Consolidated            $100,060
                 North Penn Bank          $96,659

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

2. From March 28, 2005 to June 30, 2006, the amount of net offering proceeds used for certain items and any other purposes for which at least 5% of the Company's total offering proceeds or $100,000 (whichever is less) has been used are listed below:

                                                               AMOUNT OF NET
         ACTIVITY                                                PROCEEDS
         --------                                               ----------
         Net Offering Proceeds                                  $5,714,000

         Construction of Plant, Building and Facilities          1,000,000
         Purchase and Installation of Machinery and Equipment      380,000
         Purchase of Real Estate                                        --
         Acquisition of Other Business(es)                              --
         Repayment of Indebtedness                                      --
         Working Capital                                                --
         Temporary Investments                                          --
         North Penn Bank                                         2,929,000
         North Penn Mutual Holding Company                         100,000
         North Penn Charitable Foundation                          100,000
         North Penn Bank Employee Stock Ownership Plan             545,000
         Dividends Paid                                             86,000
                                                                ----------

         Proceeds Remaining at North Penn Bancorp, Inc.         $  574,000
                                                                ==========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A. The Annual Meeting of Shareholders of North Penn Bancorp, Inc. on May 23, 2006.

         B.-C.    The results of the items submitted for a vote are as follows:

                  The following three Directors were elected for a term of three years, expiring in 2009 -

                  NAME                       VOTES FOR     VOTES AGAINST     VOTES NOT CAST
                  ----                       ---------     -------------     --------------
                  Herbert C. Kneller         1,368,944         47,959             26,652
                  Frank H. Mechler           1,368,843         48,060             26,652
                  David Samuel               1,368,694         48,209             26,652

                  The approval of the North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan

                  Votes for                    373,799
                  Votes against                137,477
                  Votes abstained                2,912
                  Votes not cast               929,367

                  The ratification of Appointment of McGrail Merkel Quinn & Associates as Independent Registered Public Accounting Firm of North Penn Bancorp, Inc. for the fiscal year ending December 31, 2006.

                  Votes for                  1,371,927
                  Votes against                  2,351
                  Votes abstained               42,625
                  Votes not cast                26,652

                  Name of Each Director Whose Term of Office Continued After the Annual Meeting:

                  NAME                                     TERM EXPIRES
                  ----                                     ------------
                  Kevin M. Lamont                              2007
                  Otto P. Robinson, Esq.                       2007
                  Frederick L. Hickman, President & CEO        2007
                  Gordon S. Florey                             2008
                  James W. Reid, Esq.                          2008
                  John Schumaker                               2008

ITEM 5   OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         3.1      Certificate of Incorporation of North Penn Bancorp, Inc.*

         3.2      By-laws of North Penn Bancorp, Inc.*

         4.       Specimen Stock Certificate of North Penn Bancorp, Inc.*

         11.1     Statement re: computation of per share earnings: Refer to
                  Note 5

         31.1     Rule 13a-14(a) /15d-14(a) Chief Executive Officer
                  Certification

         31.2     Rule 13a-14(a) /15d-14(a) Principal Accounting Officer
                  Certification

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

                                                  North Penn Bancorp, Inc

    Dated:           August 14, 2006              /s/   Frederick L. Hickman
                --------------------------        ------------------------------
                                                  Frederick L. Hickman
                                                  President and
                                                  Chief Executive Officer

    Dated:           August 14, 2006              /s/   Glenn J. Clark
                --------------------------        ------------------------------
                                                  Glenn J. Clark
                                                  Assistant Vice President and
                                                  Principal Accounting Officer