Form 10QSB
period 2006-09-30
North Penn Bancorp, Inc.
filed 2006-11-14
CIK 1309127

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                                ----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 2006
                                         ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to ______________________

                       Commission File Number: 000-51234

                                ----------------

                            NORTH PENN BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

                                ----------------


         Pennsylvania                                         20-1882440
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date: 1,443,555 as of November 14, 2006.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]     No [X]

================================================================================

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2006 and December 31, 2005

                  Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005

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


ITEM I.  FINANCIAL STATEMENTS

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                   2006           2005
                                                                (Unaudited)     (Audited)
                                                                 ---------      ---------
                                                                       (In thousands)
ASSETS:
Cash and due from banks                                          $   4,521      $   2,333
Interest bearing deposits                                               27             20
                                                                 ---------      ---------
Total cash and cash equivalents                                      4,548          2,353
Investment securities, available for sale                           14,611         15,651
Investment securities, held to maturity                                 --             --
Equity securities at cost, substantially restricted                    997            991
Loans, net of allowance for loan losses                             89,957         79,560
Bank premises and equipment - net                                    4,401          3,592
Accrued interest receivable                                            740            480
Cash surrender value of life insurance                               2,075          2,018
Deferred income taxes                                                  417            448
Other real estate owned                                                 92            105
Other assets                                                           132            183
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 117,970      $ 105,381
                                                                 =========      =========

LIABILITIES:
Deposits:
Non-interest bearing deposits                                    $   7,964      $   7,306
Interest bearing demand deposits                                    28,692         23,604
Interest bearing time deposits                                      54,750         46,519
                                                                 ---------      ---------
     Total deposits                                                 91,406         77,429
Other borrowed funds                                                12,747         14,698
Accrued interest and other liabilities                                 771            459
                                                                 ---------      ---------
TOTAL LIABILITIES                                                  104,924         92,586

STOCKHOLDERS' EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and
outstanding, none                                                       --             --
Common stock, par value $0.10; 80,000,000 authorized; issued
and outstanding, 1,443,555 (Note 5)                                    144            144
Additional paid-in capital                                           5,853          5,853
Retained earnings                                                    7,664          7,481
Unearned ESOP shares                                                  (509)          (509)
Accumulated other comprehensive income                                (106)          (174)
                                                                 ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                          13,046         12,795
                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $ 117,970      $ 105,381
                                                                 =========      =========

            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                 (In thousands)

                                                      NINE MONTHS ENDED             THREE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                     2006           2005            2006            2005
                                                 -----------    -----------     -----------     -----------
INTEREST INCOME
Interest on loans                                $     4,594    $     3,218     $     1,633     $     1,149
Interest and dividends on investments                    517            619             166             200
                                                 -----------    -----------     -----------     -----------
     Total interest income                             5,111          3,837           1,799           1,349
INTEREST EXPENSE
Interest on deposits                                   1,899          1,210             744             418
Interest on borrowed funds                               627            319             194             150
                                                 -----------    -----------     -----------     -----------
     Total interest expense                            2,526          1,529             938             568

                                                 -----------    -----------     -----------     -----------
NET INTEREST INCOME                                    2,585          2,308             861             781

PROVISION FOR LOAN LOSSES                                 90             75              30              30
                                                 -----------    -----------     -----------     -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                        2,495          2,233             831             751
                                                 -----------    -----------     -----------     -----------

OTHER INCOME
Service charges on deposit accounts                       94             84              28              29
Other income                                             151            164              44              44
Gain on sale of securities                                11              4              --              --
                                                 -----------    -----------     -----------     -----------
TOTAL OTHER INCOME                                       256            252              72              73

OTHER EXPENSE
Salaries and employee benefits                         1,350          1,186             470             443
Occupancy and equipment expense                          479            379             168             132
Other expenses                                           611            596             220             158
                                                 -----------    -----------     -----------     -----------
TOTAL OTHER EXPENSE                                    2,440          2,161             858             733

                                                 -----------    -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                               311            324              45              91


INCOME TAX EXPENSE                                        41            109              (7)              7

                                                 -----------    -----------     -----------     -----------
NET INCOME                                               270            215              52              84
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) arising
during period, net of income tax                          68           (248)            290            (134)
                                                 -----------    -----------     -----------     -----------
COMPREHENSIVE INCOME                             $       338    $       (33)    $       342     $       (50)
                                                 ===========    ===========     ===========     ===========

Weighted average number of shares outstanding      1,393,844      1,443,555       1,393,844       1,443,555
Earnings per share                               $      0.19    $      0.15     $      0.04     $      0.06
Dividends per share                              $      0.06    $      0.00     $      0.03     $      0.00

            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                 (In thousands)

                                                                      2006         2005
                                                                    --------     --------
Operating Activities:
Net income                                                          $    270     $    215
Items not requiring (providing) cash
  Depreciation                                                           222          156
  Provision for loan losses                                               90           75
  Amortization of securities (net of accretion)                           20          116
  Increase in cash surrender value of life insurance                     (57)         (57)
  Net realized gain on securities                                        (11)          (4)
  Net realized gain on other real estate owned                           (29)          --
  Changes in:
    Accrued interest income and other assets                            (213)         382
    Accrued interest expense and other liabilities                       312          (68)
                                                                    --------     --------
      Net Cash Provided by  Operating Activities                         604          815
                                                                    --------     --------

Investing Activities:
  Purchase bank premises and equipment                                (1,031)        (250)
  Proceeds from sale of other real estate owned                          134           --
  Proceeds from sale of securities "available for sale"                   48        4,519
  Purchase of securities "available for sale"                           (290)      (7,455)
  Redemptions of securities "available for sale"                         500        5,262
  Redemptions of securities "held to maturity"                            --          500
  Redemptions of mortgage-backed securities "available for sale"         876        1,430
  Purchase of life insurance policies                                     --         (125)
  Purchase of restricted stock                                            (6)         (82)
  Net increase in loans to customers                                 (10,579)     (10,339)
                                                                    --------     --------
    Net Cash Used in Investing Activities                            (10,348)      (6,540)
                                                                    --------     --------

Financing Activities:
  Net increase (decrease) in deposits                                 13,977       (3,388)
  (Decrease) increase in borrowed funds                               (1,951)       5,350
  Net proceeds of initial public stock offering                           --        5,714
  Initial capitalization of North Penn Mutual Holding Company             --         (100)
  Cash dividends paid                                                    (87)          --
                                                                    --------     --------
    Net Cash Provided by Financing Activities                         11,939        7,576
                                                                    --------     --------
Net Increase in Cash and Cash Equivalents                              2,195        1,851
                                                                    --------     --------
Cash and Cash Equivalents, January 1                                $  2,353     $  1,659
                                                                    --------     --------
Cash and Cash Equivalents, September 30                             $  4,548     $  3,510
                                                                    ========     ========
Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                        $  2,526     $  1,488
    Income taxes                                                          36           46

  Non-cash investing and financing activities:
    Transfer from loans to other real estate owned                        92          105

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

         The amortized cost and fair value of investment securities at September 30, 2006 and December 31, 2005 are as follows:

                                             AVAILABLE-FOR-SALE
                                            SEPTEMBER 30, 2006
                                              (In thousands)

                                                        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                           COST         GAINS       LOSSES         VALUE
                                          -------      -------      -------       -------
          U.S. Agency securities          $   385      $    --      $    (5)      $   380
          Mortgage-backed securities        5,607            1         (205)        5,403
          Municipal securities              7,026           87           (1)        7,112
          Other securities                    754           --           (9)          745
                                          -------      -------      -------       -------
             Total debt securities         13,772           88         (220)       13,640
          Equity securities                   998           29          (56)          971
                                          -------      -------      -------       -------
            Total Available for Sale      $14,770      $   117      $  (276)      $14,611
                                          =======      =======      =======       =======

                                              HELD-TO-MATURITY
                                             SEPTEMBER 30, 2006
                                               (In thousands)
              None


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
                                          =======      =======      =======       =======

                                             HELD-TO-MATURITY
                                             DECEMBER 31, 2005
                                              (In thousands)
              None

         The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006 is as follows:

                                               LESS THAN 12 MONTHS        12 MONTHS OR LONGER                   TOTAL
                                              --------------------      --------------------                   -------
                                               FAIR       UNREALIZED     FAIR       UNREALIZED     FAIR      UNREALIZED
                                               VALUE        LOSSES       VALUE       LOSSES        VALUE       LOSSES
                                              -------      -------      -------      -------      -------      -------
          U.S. Agencies                       $    --      $    --      $   380      $    (5)     $   380      $    (5)
          Mortgage-backed                         464           (7)       4,891         (198)       5,355         (205)
          Municipal                                --           --          434           (1)         434           (1)
          Other securities                        745           (9)          --           --          745           (9)
          Equity securities                       302          (17)         410          (39)         712          (56)
                                              -------      -------      -------      -------      -------      -------
                                              $ 1,511      $   (33)       6,115      $  (243)     $ 7,626      $  (276)
                                              =======      =======      =======      =======      =======      =======


         The above table at September 30, 2006 includes 24 securities that have unrealized losses for less than 12 months and 29 securities that have been in an unrealized loss position for 12 or more months.

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

3.       LOANS

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                    2006            2005
                                                  -------         -------
          Real estate mortgages:                       (In thousands)
            Construction and land development     $   887         $ 1,126
            Residential, 1 - 4 family              45,134          43,159
            Residential, multi-family                  35           1,997
            Commercial                             33,501          23,738
                                                  -------         -------
               Total real estate mortgages         79,557          70,020
          Commercial                                1,573           1,069
          Consumer                                  9,918           9,496
                                                  -------         -------
                Total loans                        91,048          80,585
          Allowance for loan loss                   1,091           1,025
                                                  -------         -------
               Total loans, net                   $89,957         $79,560
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


4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with FHLBank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. At September 30, 2006, the Bank borrowed $747 in overnight funds.

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


5.       EARNINGS PER SHARE

         Earnings per share are calculated based on 1,443,555 shares outstanding less 49,711 unearned ESOP shares for the current period. See footnote 7 regarding fully diluted earnings per share.

6.       CONSTRUCTION OF A BRANCH

         On May 1, 2006, a new branch office opened in Effort, Pennsylvania. At December 31, 2004, the land purchased by the Bank in the amount of $571 was recorded in "Other Assets," since it was intended to be transferred to North Penn Bancorp, Inc. At September 30, 2006, the total cost of the branch facility, including furniture, fixtures and equipment was approximately $1,401, not including the land acquisition costs of $571. The cost is no longer designated "construction-in-progress," but is now included in "Bank premises and equipment". The company recorded $30 of depreciation expense as of September 30, 2006. The land is still held as an asset of North Penn Bank.

7.       OMNIBUS STOCK OPTION PLAN

         The Company's 2006 Omnibus Stock Option Plan (the Plan), which is shareholder-approved, permits the grant of stock options and shares to its employees for up to 93,119 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the average price of the last trade date; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. Stock awards generally vest over five years. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

         The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The expected term of options granted is ten years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed at 0% based on historical dividends paid.

         Shares were granted on September 26, 2006. A summary of the status of the Company's nonvested shares as of September 30, 2006, and changes during the period ended September 30, 2006, is presented below:



                                                              WEIGHTED-AVERAGE
                   NONVESTED SHARES         SHARES (000)   GRANT-DATE FAIR VALUE
                   ----------------         -----------    ---------------------
          Nonvested at January 1, 2006             0              $ 0.00
          Granted                                  32             $11.15
          Vested                                   0              $ 0.00
          Forfeited                                0              $ 0.00
          Nonvested at September 30, 2006          32             $11.15


         As of September 30, 2006, there was $200 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5 years. Since the grant date was September 26, 2006, the amount of compensation cost to be recognized from that date to September 30, 2006 would be negligible and has not been reflected on the income statement. The effect on a weighted earnings per share calculation would also be negligible and has not been reflected.

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

FINANCIAL CONDITION

         Our total assets increased $12,589, or 12%, from $105,381 at December 31, 2005 to $117,970 at September 30, 2006. The increase was primarily due to loan growth, specifically in the commercial real estate sector.

         Net loans increased $10,397 or 13%, from $79,560 at December 31, 2005 to $89,957 million at September 30, 2006. The majority of the increase stemmed from commercial real estate loans. The Bank has been increasing its commercial loan portfolio to diversify its loan portfolio and reduce its exposure to the interest rate risk associated with residential mortgages. Most of the Bank's commercial loans are secured by real estate in order to minimize their risk.

         The allowance for loan losses was $1,091 at September 30, 2006, compared to $1,025 at December 31, 2005. We recorded $30 in loan loss provision expense for the three months and $90 for the nine months ended September 30, 2006. The Bank had no loans charged-off during the three months and $32 charged off during the nine months ended September 30, 2006. However, during the third quarter, the Bank recovered $8 in repayments from consumer loans charged off earlier in the year. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio.

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

         Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $244 at September 30, 2006, compared to $539 at December 31, 2005. The improvement was primarily in non-accruing residential mortgages which decreased by $289, while non-accruing consumer loans decreased by $6. The ratio of the Bank's allowance for loan losses to total loans was 1.20% at September 30, 2006 and 1.27% at December 31, 2005.

         Total deposits increased $13,977, or 18%, from $77,429 at December 31, 2005 to $91,406 at September 30, 2006. Non-interest bearing deposits increased by $658 or 9%, while interest bearing demand deposits increased $5,088 or 22%, and time deposits increased $8,231, or 18%. The increase in non-interest bearing deposits is primarily due to fluctuations in consumer and commercial accounts. The increases in interest bearing demand deposits and time deposits are primarily due to accounts being opened through our new branch in Effort, PA, coupled with increasing balances of our already existing customers.

         Other borrowings decreased $1,951, or 13%, from $14,698 at December 31, 2005 to $12,747 at September 30, 2006, due to pay downs in overnight borrowings from FHLBank of Pittsburgh. Borrowings are primarily being used to fund loan growth when deposit growth is inadequate and repayment is made when deposit growth exceeds loan demand.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

         Net income for the third quarter of 2006 decreased $32, or 38%, to $52, compared to $84 in 2005. Net income for the nine months ended September

         30, 2006 increased $55, or 26%, to $270, compared to $215 in 2005. Net income increased primarily due to the increase in loan interest and fee income.

         Interest income for the third quarter of 2006 increased $450, or 33%, to $1,799, compared to $1,349 in 2005. Interest income for the nine months ended September 30, 2006 increased $1,274, or 33%, to $5,111 compared to $3,837 for September 30, 2005. Interest on loans increased $484, or 42%, from $1,149 in 2005 to $1,633 during the third quarter in 2006. For the nine months ended September 30, interest on loans increased $1,376, or 43%, from $3,218 for 2005, to $4,594 for 2006. The increases are due to higher loan volumes and the increase in the prime rate. Interest on investments decreased $34, or 17%, from $200 to $166 during the third quarter, and $102, or 16%, from $619 to $517 for the nine months ended September 30, 2006 due to lower balances of investments.

         Interest expense during the third quarter increased $370, or 65%, from $568 in 2005 to $938 in 2006. For the nine months ended September 30, 2006, interest expense increased $997, or 65%, from $1,529 in 2005 to $2,526 in 2006. Interest on deposits for the third quarter increased $326, or 78%, from $418 in 2005 to $744 in 2006, due to increases in volume and rate of time and demand deposits. For the nine months ended September 30, interest on deposits increased $689, or 57%, from $1,210 in 2005 to $1,899 in 2006. Interest on borrowed funds increased $44, or 29%, for the third quarter of 2006 and $308, or 97%, for the nine months ended September 30, 2006 due to the increases in the rate and average volume of overnight borrowings.

         Net interest income for the third quarter increased $80, or 10%, from $781 in 2005, to $861 in 2006. For the nine months ended September 30, 2006, net interest income increased $277, or 12%, from $2,308 to $2,585.

         Other income for the third quarter decreased $1, or 1%, from $73, in 2005, to $72 in 2006. Total other expenses increased $125, or 17%, from $733 in 2005 to $858 in 2006. Salaries and employee benefits increased $27, or 6%, from $443 in 2005, to $470 in 2006, while occupancy and equipment expense increased $36, or 27%, from $132 in 2005, to $168 in 2006, and other expenses increased $62, or 39%, from $158 in 2005 to $220 in 2006. The increase in expenses was related to increased personnel and operating expenses involved with our new branch.

         For the nine months ended September 30, other income increased $4, or 2%, from $252 in 2005 to $256 in 2006. Total other expenses increased $279, or 13%, from $2,161 in 2005 to $2,440 in 2006. Salaries and employee benefits increased $164, or 14%, from $1,186 in 2005 to $1,350 in 2006, largely related to increased personnel in our new branch. Occupancy and equipment expense increased $100, or 26%, from $379 in 2005 to $479 in 2006, while other expenses increased $15, or 3%, from

         $596 in 2005 to $611 in 2006, primarily due to the contribution to our charitable foundation in 2005, offset by expenses incurred in opening and supplying our new branch in the second and third quarters of 2006.

         Applicable taxes for the third quarter decreased $14 or 200%, from $7 in 2005 to ($7) in 2006. For the nine months ended September 30, 2006, taxes decreased $68 or 62%, from $109 in 2005 to $41 in 2006. The reduction in taxes is due to higher tax free income.

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

              A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents increased $2,195 for the nine months ended September 30, 2006. During that period, cash was primarily provided from earnings and customer deposits and primarily used to fund loans to customers and pay down overnight borrowings.

              The Company's and North Penn Bank's capital ratios at September 30, 2006 and December 31, 2005 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

                                                                                               TO BE WELL CAPITALIZED
                                                                                                    UNDER PROMPT
                                                                     FOR CAPITAL ADEQUACY         CORRECTIVE ACTION
                                                 ACTUAL                    PURPOSES                  PROVISIONS
                                          ----------------------    -----------------------    ------------------------
                                             AMOUNT       RATI O      AMOUNT        RATIO        AMOUNT        RATIO
                                          -----------    -------    ----------    ---------    ----------    ----------
              AT SEPTEMBER 30, 2006:
              TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
                 Consolidated                $13,152     13.73%       >$3,832        >4.0%       >$5,748         > 6.0%
                 North Penn Bank             $11,131     11.86%       >$3,754        >4.0%       >$5,631         > 6.0%
              TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
                 Consolidated                $13,046     13.62%       >$7,665        >8.0%       >$9,581         >10.0%
                 North Penn Bank             $11,055     11.78%       >$7,508        >8.0%       >$9,386         >10.0%
              TIER 1 CAPITAL TO TOTAL AVERAGE ASSETS:
                 Consolidated                $13,152     11.25%       >$4,678        >4.0%       >$5,847         > 5.0%
                 North Penn Bank             $11,131      9.68%       >$4,600        >4.0%       >$5,749         > 5.0%
              TANGIBLE CAPITAL TO TOTAL AVERAGE ASSETS:
                 Consolidated                $13,152     11.25%       >$1,754        >1.5%           N/A           N/A
                 North Penn Bank             $11,131      9.68%       >$1,725        >1.5%           N/A           N/A

              Risk-Weighted Assets:
                 Consolidated                $95,808
                 North Penn Bank             $93,856
              Average Assets:
                 Consolidated               $116,940
                 North Penn Bank            $114,988

              AT DECEMBER 31, 2005:
              ---------------------------------------
              TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
                 Consolidated                $13,450     17.03%       >$3,158        >4.0%       >$4,737         > 6.0%
                 North Penn Bank             $10,824     13.76%       >$3,146        >4.0%       >$4,720         > 6.0%
              TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
                 Consolidated                $13,304     16.85%       >$6,317        >8.0%       >$7,896         >10.0%
                 North Penn Bank             $10,677     13.57%       >$6,293        >8.0%       >$7,866         >10.0%
              TIER 1 CAPITAL TO TOTAL AVERAGE ASSETS:
                 Consolidated                $13,450     13.44%       >$4,002        >4.0%       >$5,003         > 5.0%
                 North Penn Bank             $10,824     11.20%       >$3,866        >4.0%       >$4,833         > 5.0%
              TANGIBLE CAPITAL TO TOTAL AVERAGE ASSETS:
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

2. From March 28, 2005 to September 30, 2006, the amount of net offering proceeds used for certain items and any other purposes for which at least 5% of the Company's total offering proceeds or $100,000 (whichever is less) has been used are listed below:

                                                                   Amount of Net
          Activity                                                 Proceeds
          --------------------------------------------------------------------

          Net Offering Proceeds                                    $5,714,000

          Construction of Plant, Building and Facilities            1,000,000
          Purchase and Installation of Machinery and Equipment        401,000
          Purchase of Real Estate                                          --
          Acquisition of Other Business(es)                                --
          Repayment of Indebtedness                                        --
          Working Capital                                                  --
          Temporary Investments                                            --
          North Penn Bank                                           2,929,000
          North Penn Mutual Holding Company                           100,000
          North Penn Charitable Foundation                            100,000
          North Penn Bank Employee Stock Ownership Plan               545,000
          Dividends Paid                                              130,000
                                                                   ----------

          Proceeds Remaining at North Penn Bancorp, Inc.           $  509,000
                                                                   ==========


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5     OTHER INFORMATION.

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

 EXHIBITS   DESCRIPTION
 --------   -------------------------------------------------------------------
   3.1      Certificate of Incorporation of North Penn Bancorp, Inc.(1)

   3.2      By-laws of North Penn Bancorp, Inc.(1)

   4.       Specimen Stock Certificate of North Penn Bancorp, Inc. (1)

   11.1     Statement re: computation of per share earnings ((2))

   31.1     Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification

   31.2     Rule 13a-14(a) /15d-14(a) Principal Accounting Officer Certification

   32.1     Section 1350 Certification of Chief Executive Officer

   32.2     Section 1350 Certification of Principal Accounting Officer

------------

(1) Incorporated herein by reference into this document from Form SB-2 Registration Statement, as amended, filed on December 10, 2004, Registration No. 333-121121.

(2) Note 5 of the Notes to Unaudited Consolidated Financial Statements is incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be so signed on its behalf by the undersigned, thereunto duly authorized.


                                            NORTH PENN BANCORP, INC


Dated:    November 14, 2006                 /s/ Frederick L. Hickman
          ------------------------          ----------------------------------
                                            Frederick L. Hickman
                                            President and
                                            Chief Executive Officer

Dated:    November 14, 2006                 /s/ Glenn J. Clark
          ------------------------          ----------------------------------
                                            Glenn J. Clark
                                            Assistant Vice President and
                                            Principal Accounting Officer