Form 10KSB
period 2006-12-31
North Penn Bancorp, Inc.
filed 2007-04-02
CIK 1309127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

(Mark One)

☑

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-13222

______________

NORTH PENN BANCORP, INC.

(Name of small business issuer in its charter)

______________

Pennsylvania	20-1882440
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

216 Adams Avenue, Scranton, Pennsylvania 18503

(Address of principal executive offices) (Zip Code)

(570) 344-6113

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State issuer’s revenues for its most recent fiscal year. $7,379,685

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $6,390,000 as of March 1, 2007.

As of March 27, 2007, the issuer had 1,443,555 share of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (Check One): ☐ Yes   ☑ No

NORTH PENN BANCORP, INC.

FORM 10-KSB

INDEX

Page

FORWARD-LOOKING STATEMENTS

ii

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

1

ITEM 2.     DESCRIPTION OF PROPERTY

15

ITEM 3.     LEGAL PROCEEDINGS

15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

16

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

49

ITEM 8A.   CONTROLS AND PROCEDURES

49

ITEM 8B.   OTHER INFORMATION

49

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND

CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE

EXCHANGE ACT

50

ITEM 10.   EXECUTIVE COMPENSATION

50

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

50

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

51

ITEM 13.   EXHIBITS

51

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

SIGNATURES

52

i

FORWARD-LOOKING STATEMENTS

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

ii

PART – I

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

The Bank offers commercial and consumer loans of all types, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products. The Bank’s deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts. We provide a number of convenience-oriented services and products to our customers, including direct payroll and social security deposit services, bank-by-mail services, access to a national automated teller machine network, safe deposit boxes, night depository facilities, notary services and travelers checks. We also offer internet banking and electronic bill payment.

As of December 31, 2006, the Bank employed 30 full-time and 18 part-time employees.

Business Strategy

Our mission is to continue operating as an independent, community-oriented bank, by meeting the credit needs of local businesses and individuals, providing relationship banking and customer service that is better than other banks and offering products and services desired by our customers. We intend to increase our market share by growing our existing offices, as well as pursuing more commercial customers.

We have a team of experienced commercial lenders in place to attract commercial loans, which we are pursuing to balance our large portfolio of residential mortgages. We are actively pursuing business relationships by capitalizing on the prior experience of our lending team, as well as existing customers, to develop deposit and lending relationships based on service.

Corporate History

North Penn Bank was organized on February 28, 1877 as The German Building Association of Scranton. The institution eventually became North Penn Savings and Loan Association. On October 1, 2003, North Penn converted from a Pennsylvania state-chartered savings association to a Pennsylvania state-chartered savings bank and changed its name to North Penn Bank. North Penn Bancorp was organized on November 22, 2004 to be the bank holding company in connection with the Bank’s mutual holding company reorganization and minority stock issuance, which was completed on June 1, 2005. The Company’s common stock trades on the OTC Bulletin Board under the symbol “NPEN.OB”.

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

Loan Portfolio

The Bank’s business of making loans is its primary source of income. Traditionally as a savings and loan, the Bank’s emphasis was residential mortgages. As the Bank has changed from a savings and loan to a savings bank, it has increased its emphasis on commercial lending, and has actively pursued small business accounts.

Commercial Loans

Our commercial lending consists primarily of real estate based loans, including both commercial and residential real estate, with adequate loan to value ratios, and the ability to repay based on operating cash flow. We also make commercial vehicle loans.

Residential Mortgages

The Bank makes fixed and adjustable mortgages and home equity loans on owner occupied residential real estate. All of the mortgages are underwritten to be eligible for resale in the secondary market. Traditionally the Bank has offered terms of up to 30 years, and low down payments supplemented with private mortgage insurance.

Home equity loans are offered as both closed end loans and lines of credit. Closed end loans can be fixed rate or adjustable. Home equity lines of credit have adjustable rates. These loans offer the consumer access to liquidity and lower interest rates, and interest payments may be tax deductible.

Consumer Loans

The Bank offers secured consumer loans, including deposit secured loans, auto loans, and indirect auto loans made through new and used car dealers.

The following table summarizes the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial	$1,742	1.81%	$1,069	1.33%	$347	0.56%
Real estate mortgages	83,669	86.91%	70,020	86.89%	51,818	83.90%
Consumer	10,864	11.28%	9,496	11.78%	9,595	15.54%
Total gross loans	96,275	100.00%	80,585	100.00%	61,760	100.00%
Less: allowance for loan losses	1,121		1,025		931
Loans, net	$95,154		$79,560		$60,829

The following table sets forth the estimated maturity of the Bank’s loan portfolio as December 31, 2006. The table does not include prepayments or scheduled principal repayments.

	Within One Year	One- Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$91	$1,069	$582	$1,742
Real estate mortgages	11,583	29,564	42,522	83,669
Consumer	1,112	9,570	182	10,864
Total	$12,786	$40,203	$43,286	$96,275

The following table presents, as of December 31, 2006, the dollar amount of all loans due after December 31, 2007, and whether such loans have fixed or adjustable interest rates.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial	$1,651	$—	$1,651
Real estate mortgages	41,390	30,696	72,086
Consumer	9,752	—	9,752
Total	$52,793	$30,696	$83,489

Risk Elements

Risk elements in the loan portfolio include past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower. We monitor the loan portfolio to reduce the risk of delinquent and problem credits. Underwriting standards, including, but not limited to, loan to value and debt to income ratios, are followed to limit credit risk in the portfolio. Loan review is conducted by an outside party that evaluates loan quality, including adherence to underwriting standards. The loan review report goes directly to the Bank’s Board of Directors for their evaluation. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (FDIC), as the Bank’s regulators, also review the loan portfolio as part of their review process.

Asset Quality

The Bank manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices. The Bank’s senior officers are responsible for monitoring asset quality, establishing credit policies and procedures subject to approval by the Board of Directors, ensuring the policies and procedures are followed and adjusting policies as appropriate.

Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual. Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful. A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected. The Bank did not have any accruing loans that were 90 days or more past due at any of the dates presented.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings. At December 31, 2006, the Bank had $594,000 in non-accrual loans. As of December 31, 2006, for purposes of accounting and reporting in accordance with SFAS 15, the Bank had no significant troubled debt restructuring. As of December 31, 2006, for purposes of accounting and reporting in accordance with SFAS 11, the Bank had $594,000 in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the date indicated:

	At December 31,
	2006	2005	2004
	(Dollars in Thousands)
Non-accrual mortgage loans	$577	$504	$1,338
Non-accrual commercial loans	—	—	—
Non-accrual consumer loans	17	33	19
Total non-performing loans	$594	$537	$1,357
Foreclosed real estate	100	105	—
Total non-performing assets and delinquent loans	$694	$642	$1,357

For the period ended December 31, 2006, the bank would have received an additional $38,000 in interest income under the original terms of such loans.

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

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31 for the year indicated:

	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$1,025	$931	$985
Charge-offs:
Commercial	—	—	—
Real estate mortgages	1	—	35
Consumer	31	14	20
Total	32	14	55
Recoveries:
Commercial	—	—	—
Real estate mortgages	—	—	—
Consumer	8	3	1
Total	8	3	1
Net charge-offs	24	11	54
Provision charged to operations	120	105	—
Balance at end of period	$1,121	$1,025	$931

Average loans outstanding, December 31	94,500	67,892	54,860
Loan reserve ratios:
Net loan charge-offs to average loans	0.03%	0.02%	0.10%
Allowance as a percentage of total loans	1.16%	1.27%	1.51%

The following table sets forth the breakdown of the allowance for loan losses by loan category as of December 31 for the year indicated.

	2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Construction and land development	$—	1.2%	$—	1.4%	$—	3.3%
Residential, 1-4 family	285	44.0%	261	53.6%	380	58.1%
Residential, multi-family	1	2.5%	1	2.5%	1	0.4%
Commercial real estate	652	39.2%	543	29.4%	341	22.1%
Commercial	—	1.8%	—	1.3%	—	0.6%
Consumer	183	11.3%	220	11.8%	209	15.5%
Total	$1,121	100.0%	$1,025	100.0%	$931	100.0%

Securities

Securities, primarily U.S. government agency bonds and mortgage-backed, and municipal bonds, totaled $14,227,000 or 11.6% of total assets at December 31, 2006. The Bank’s securities portfolio is used to assist the Bank in liquidity, asset/liability management and earnings. Securities can be classified as securities “held-to-maturity” or “available-for-sale.” Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. These available-for-sale bonds are carried at fair market value with unrealized gains and losses, net of tax, being included in the Bank’s accumulated other comprehensive income account. At December 31, 2006, accumulated other comprehensive income, a component of shareholders’ equity, was a loss of $51,000. The Bank classifies all new bond purchases as available-for-sale.

The following tables summarize the composition of our investment portfolio as of December 31 for the year indicated.

Securities Portfolio

	December 31, 2006
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$—	$—	$385	$378
Mortgage-backed securities	—	—	5,391	5,280
State & political subdivisions	—	—	7,026	7,077
Other bonds	—	—	503	495
Total debt securities	$—	$—	$13,305	$13,230
Equity securities	—	—	999	997
Total securities	$—	$—	$14,304	$14,227

	December 31, 2005
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$—	$—	$385	$377
Mortgage-backed securities	—	—	6,494	6,346
State & political subdivisions	—	—	7,026	6,952
Other bonds	—	—	1,264	1,256
Total debt securities	$—	$—	$15,169	$14,931
Equity securities	—	—	745	720
Total securities	$—	$—	$15,914	$15,651

	December 31, 2004
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$—	$—	$2,385	$2,350
Mortgage-backed securities	—	—	10,882	10,776
State & political subdivisions	498	504	875	873
Other bonds	—	—	8,544	8,686
Total debt securities	$498	$504	$22,686	$22,685
Equity securities	—	—	273	282
Total securities	$498	$504	$22,959	$22,967

The amortized cost and weighted average yield of the Bank’s investment securities at December 31, 2006, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
	Due in 1 year or less	Due in 1–5 years	Due in 5–10 years	Due after 10 years	Total
	(Dollars in thousands)
US Agency securities:
Amortized cost	—	—	$385	—	$385
Weighted average yield			5.73%		5.73%
State & political subdivisions
Amortized cost	—	—	$365	$6,661	$7,026
Weighted average yield (1)			4.54%	5.48%	5.43%
Mortgage-backed securities
Amortized cost	—	$3,428	$44	$1,919	$5,391
Weighted average yield		4.51%	5.47%	5.02%	4.84%
Other bonds
Amortized cost	—	$503	—	—	$503
Weighted average yield		4.22%			4.22%
Total amortized cost	—	$3,931	$794	$8,580	$13,305
Total fair value	—	$3,838	$790	$8,602	$13,230
Weighted average yield		4.47%	4.64%	5.38%

———————

(1)

Yields on tax-exempt securities were adjusted to a tax-equivalent basis using a 34% rate.

Deposits

Our primary source of funds is retail deposit accounts held primarily by individuals and businesses within our market area. The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable

Distribution of Average Deposits

	Years Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$7,209	0.00%	$5,188	0.00%	$4,027	0.00%
Interest bearing demand deposits	7,481	2.61%	7,765	0.42%	6,095	0.44%
Savings and money market deposits	18,968	3.48%	19,403	1.43%	23,314	1.34%
Time deposits	51,785	4.51%	44,183	3.49%	46,531	2.94%
Total deposits	$85,443		$76,539		$79,967

Maturities of Time Deposits of $100,000 and Over

The following table is a summary of time deposits of $100,000 or more by remaining maturities as of December 31, 2006:

	Amount	Percent
Three months or less	$2,296	17.21%
Three to six months	7,843	58.79%
Six to twelve months	1,890	14.17%
Over twelve months	1,312	9.83%
Total	$13,341	100.00%

Total deposits at December 31, 2006 were $86,746,000 compared to total deposits of $77,429,000 at December 31, 2005 and $77,342,000 at December 31, 2004. Certificates of deposit totaled $53,727,000 at December 31, 2006 compared to $46,519,000 and $43,025,000 at December 31, 2005 and December 31, 2004 respectively.

Short-Term Borrowings

The Bank uses short-term borrowings as a source of liquidity and to meet short-term liquidity needs. When loan demand exceeds deposit growth, the Bank funds the loans through short-term borrowings from FHLBank of Pittsburgh. The Bank has a line-of-credit with FHLBank of Pittsburgh for short-term borrowings varying from one day to three years. Borrowings under this line of credit are secured by qualified assets in the form of a blanket lien. Interest paid on these short-term borrowings varies based on interest rate fluctuations. The credit line had a balance of $9,741,000 at December 31, 2006 compared to $2,698,000 at December 31, 2005 and $2,375,000 at December 31, 2004.

The following table sets forth information regarding FHLBank of Pittsburgh overnight advances during the years ended.

	2006	2005	2004
	(Dollars in thousands)
Maximum amount outstanding at any month end	$9,741	$4,363	$3,525
Average amount outstanding	$4,651	$1,070	$793
Weighted average interest rate	5.20%	3.49%	2.05%
Balance outstanding at end of period	$9,741	$2,698	$2,375
Weighted average interest rate at end of period	5.46%	4.28%	2.29%

Market Area

We are headquartered in Scranton, Pennsylvania, which is located in Northeastern Pennsylvania. In addition to our main office, we operate four branch offices, located in Scranton, Clarks Summit, Stroudsburg and Effort, Pennsylvania. We consider our primary market area to include Lackawanna and Monroe Counties, and to a lesser extent, certain areas of the adjoining counties.

Competition

Banking is a very competitive business, with both large and small banks competing for the same customers. In addition, non-bank competitors, such as brokerage firms, credit unions, insurance companies and mortgage brokers, are offering customers loan and deposit services. Legislative, regulatory and technological changes in the financial services industry have created these new competitors, and will continue to do so in the future. Technological advances have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which increases competition in the financial services industry.

REGULATION AND SUPERVISION

Regulation of Pennsylvania Savings Banks

General. As a Pennsylvania state chartered savings bank with deposits insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”), North Penn Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing North Penn Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the United States Congress, could have a material impact on us and our operations.

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

The Code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits a state-chartered bank from making new investments or loans or becoming involved in activities as principal and making equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the Code is significantly restricted by the Federal Deposit Insurance Act.

Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers the Deposit Insurance Fund.

The FDIC has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At December 31, 2006, we exceeded all regulatory capital requirements and were classified as “well capitalized.”

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

We are also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to average assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. We were in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2006.

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

Federal Home Loan Bank System. We are a member of FHLBank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, we are required to purchase and maintain stock in FHLBank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the FHLBank of Pittsburgh.  At December 31, 2006, we were in compliance with this requirement.

Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2006, our loans-to-one borrower limitation was $1,867,000 and we were in compliance with such limitation.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

Financial  Modernization The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.”  A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. We have not submitted notice to the Federal Reserve of our intent to be deemed a financial holding company.

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

Risk Factors

Operating Expenses. Additional expenses from operating as a public company will adversely affect our profitability. Our non-interest expenses have increased as a result of the financial accounting, legal, audit and various other additional expenses usually associated with operating as a public company with SEC reporting requirements.

Mutual Holding Company. North Penn Mutual Holding Company’s majority control of our common stock enables it to exercise control over most matters put to a vote of stockholders, including preventing sale and merger transactions you may like, or a second-step conversion by North Penn MHC. North Penn MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers manage North Penn Bancorp, Inc., North Penn Bank, and North Penn Mutual Holding Company. As a state chartered mutual holding company, the Board of Directors of North Penn Mutual Holding Company must ensure that the interests of depositors of North Penn Bank are represented and considered in matters put to a vote of stockholders of North Penn Bancorp, Inc. Therefore, the votes cast by North Penn MHC may not be in your personal best interest as a stockholder.

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

Average Balance, Interest Income and Expense, Average Yield and Rates

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans:
Mortgages	$78,322	$5,537	7.07%	$60,931	$3,916	6.43%	$47,201	$2,870	6.08%
Consumer	9,974	670	6.72	8,128	587	7.22	7,824	514	6.57
Commercial	1,742	139	7.98	357	26	7.28	549	21	3.83
Total loans	90,038	6,346	7.05	69,416	4,529	6.52	55,574	3,405	6.13
Investment securities:
U.S. government securities	6,107	262	4.29	9,655	392	4.06	12,128	489	4.03
Municipal securities	6,956	287	5.52	6,857	167	3.68	5,020	213	4.24
Other securities	952	44	4.62	4,209	218	5.18	12,605	691	5.48
Equities	907	33	3.64	747	21	2.81	1,442	5	0.35
Total securities	14,922	626	4.85	21,468	798	4.12	31,195	1,398	4.48
Deposits in banks	1,883	60	3.19	1,124	17	1.51	618	4	0.65
Total interest earning assets	106,843	7,032	6.59	92,008	5,344	5.90	87,387	4,807	5.50
Non-interest earning assets:
Cash and due from banks	1,313			1,698			2,753
Other assets	6,564			3,923			3,596
Less: allowance for loan losses	(1,061)			(970)			(931)
Total non-interest earning assets	6,816			4,651			5,418
Total assets	$113,659			$96,659			$92,805
Liabilities and stockholders’ equity
Interest bearing liabilities
Deposits:
Interest bearing demand	$7,481	146	1.95	$7,765	31	0.40	$6,095	25	0.41
Savings and money market	18,968	403	2.12	19,403	257	1.32	23,314	298	1.28
Time deposits	51,785	2,118	4.09	44,183	1,380	3.12	46,531	1,323	2.84
Total interest bearing deposits	78,234	2,667	3.41	71,351	1,668	2.34	75,940	1,646	2.17
Other borrowings	16,651	865	5.19	9,891	519	5.25	5,777	331	5.73
Total interest bearing liabilities	94,885	3,532	3.72	81,242	2,187	2.69	81,717	1,977	2.42
Total non-interest bearing liabilities	7,832			5,970			3,387
Total liabilities	102,717			87,212			85,104
Stockholders’ equity	10,942			9,447			7,701
Total liabilities and stockholders’ equity	$113,659			$96,659			$92,805
Net interest spread		$3,500	2.87		$3,157	3.21		$2,830	3.08
Net interest margin			3.28			3.43			3.24
Average earning assets as a percentage of interest bearing liabilities		112.60			113.25			106.94

———————

*

For purposes of the above table, average balances have been calculated using the average of daily balances, and non-accrual loans are included in average balances; however, accrued interest income has been excluded from these loans.

*

Tax-exempt interest rates of interest has been converted to a tax equivalent basis at the U.S. federal income tax rate of 34%.

Rate/Volume Analysis

	Year Ended December 31, 2006 Compared to 2005
		Increase (Decrease) Due to
	Net	Volume	Rate
	(Dollars in thousands)
Interest Income:
Loans	$1,817	$1,430	$387
Investment securities	(172)	(384)	212
Deposits in other banks	43	16	27
Total	$1,688	$1,062	$626

Interest Expense:
Interest bearing demand deposits	$115	(1)	116
Savings and money market deposits	146	(7)	153
Time deposits	738	262	476
Other Borrowings	346	351	(5)
Total	$1,345	$605	$740
Net Interest Income	$343	$457	$(114)

Changes in interest due to volume and due to rate have been allocated by reference to changes in the average balances and the average interest rates of interest earning assets and interest bearing liabilities.

Interest Sensitivity Analysis

	At December 31, 2006 Maturing Or Repricing In:
	Within 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
Interest earning assets:
Interest bearing deposits	$87	—	—	—	$87
Investment securities	—	—	3,931	9,374	13,305
Loans	6,564	6,222	40,203	43,286	96,275
Total interest earning assets	$6,651	$6,222	$44,134	$52,660	$109,667

Interest bearing liabilities:
Interest bearing demand	$9,654	—	—	—	$9,654
Money market	8,760	—	—	—	8,760
Savings	—	—	—	7,612	7,612
Time deposits	9,166	35,892	8,669	—	53,727
Borrowed funds	9,741	—	5,000	7,000	21,741
Total interest bearing liabilities	$37,321	$35,892	$13,669	$14,612	$101,494
Period Gap	$(30,670)	$(29,670)	$30,465	$38,048
Cumulative gap	$(30,670)	$(60,340)	$(29,875)	$8,173
Ratio of cumulative gap to total assets	(25.05)%	(49.27)%	(24.40)%	6.67%

Assumptions:

*

Adjustable rate loans have been distributed among the categories by repricing dates.

*

Mortgage backed investments and loans do not take into account principal prepayments.

*

All transaction deposit accounts have been placed into the within three months category as they have no stated maturity and rates will adjust as market rates adjust.

*

All savings accounts have been placed in the beyond five years category based upon historical experience.

Earnings are dependent on maintaining adequate net interest yield or spread between rates earned on assets and the cost of interest bearing liabilities. We must manage our interest rate sensitivity to maintain adequate spread during rising and declining interest rate environments. Decisions about which bonds to purchase are based upon factors such as term, yield and asset quality. Short term bonds enhance rate sensitivity but typically have lower yields. Our investment strategy carries the majority of our investments as maturing after the five year period illustrated above. All of our investments are held available for sale which gives us the flexibility to sell in response to market changes. The money can then be used to fund loan growth or reinvested in bonds at the new interest rate.

Having a similar amount of assets repricing, or maturing, at or about the same time as our liabilities reprice or mature, reduces our interest rate risk. However, we recognize certain trends and historical experiences for some products. We know that while all our customers could withdraw their money on any given day, they do not do so, even with interest rate changes. Accounts such as savings, interest checking, and money market accounts are core deposits and do not have the same reaction to interest rate changes as time deposits do. These accounts tend to change according to cash flow and the transaction needs of our customers.

According to the table, we have a negative gap position, which means our liabilities will reprice faster than our assets. When interest rates are rising, this will tend to reduce our interest spread and our net interest income, and when rates are falling; our interest spread and net income should increase.

ITEM 2.

DESCRIPTION OF PROPERTY

The Bank currently conducts its business through its five full-service banking offices in Scranton, Stroudsburg, Clarks Summit and Effort, Pennsylvania. The Company owns all of its offices, except for Clarks Summit, which is subject to a renewable lease that expires in 2009. The net book value of the land, buildings, furniture, fixtures and equipment owned by the Company was $4,342,000 as of December 31, 2006.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART – II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “NPEN.OB”. An active trading market does not currently exist for our common stock.

The following table sets forth the high and low bid information for the periods indicated:

	Dividends	High	Low	Close
First Quarter	$0.03	$11.00	$10.30	$10.85
Second Quarter	$0.03	$11.75	$10.40	$11.00
Third Quarter	$0.03	$11.75	$10.90	$11.75
Fourth Quarter	$0.03	$12.20	$11.24	$11.60

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 26, 2007, there were approximately 544 holders of record of our common stock.

Registrar and Transfer, Inc. serves as transfer agent and registrar for our common stock.

We did not repurchase any shares of our common stock during the quarter ended December 31, 2006 and did not have any publicly announced stock repurchase plans or programs.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Effective June 1, 2005, the Bank became a wholly owned subsidiary of North Penn Bancorp, Inc., which has no material operations other than ownership of the Bank and the Effort branch facility. The financial statements of North Penn Bancorp prior to June 1, 2005 are the historical statements of the Bank. Per share data for periods prior to 2005 is presented assuming the same number of shares as for 2005 prior to adjustment for ESOP shares.

The Bank conducts community banking activities by accepting deposits and making loans in our market area. The Bank’s lending products include commercial loans and mortgages, and lines of credit, consumer and home equity loans, and residential mortgages on single family and multi family dwellings. The Bank maintains an investment portfolio of municipal, U.S. government and investment grade corporate bonds to manage its liquidity and interest rate risk. The Bank’s loan and investment portfolios are funded with deposits as well as collateralized borrowings from FHLBank of Pittsburgh, secured by a blanket lien on the Bank’s loans and investments.

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

Statement of Changes in Financial Condition from North Penn Bancorp, Inc. Consolidated at December 31, 2006 to December 31, 2005

General. Our assets increased $17.1 million, or 16.2%, to $122.5 million at December 31, 2006, compared to $105.4 million at December 31, 2005. The primary cause of this change was an increase in our loan portfolio. Our liabilities showed an increase in overnight borrowings, along with an increase in interest bearing deposits due to the opening of our fifth branch in Effort, PA.

Assets. The net loan portfolio increased approximately $15.5 million, or 19.5%, from $79.6 million at December 31, 2005, to $95.1 million at December 31, 2006. The largest area of increase for the Bank continues to be commercial real estate. We remain committed to growing this area in order to take advantage of interest rate flexibility due to shorter repricing terms and better yields in comparison to our fixed rate residential mortgages. Commercial mortgages increased approximately $14.0 million, or 59.1%, from approximately $23.7 million at December 31, 2005, to $37.7 million at December 31, 2006. Residential mortgages decreased roughly $300,000, or 0.6%, to $46.0 million at December 31, 2006, from $46.3 million at December 31, 2005.

The investment portfolio decreased approximately $1.5 million, or 9.6%, to $14.2 million at December 31, 2006, from $15.7 million at December 31, 2005. This decrease was primarily caused by pay downs on mortgage-backed investments, which were approximately $1.1 million for 2006. A secondary source of this decrease was investment maturities of $750,000 during 2006. Offsetting those items was a net increase of approximately $254,000 in equity securities purchased through our subsidiary, Norpenco, Inc.

We increased our cash surrender value life insurance policies to $2.1 million at December 31, 2006 from $2.0 million at December 31, 2005. The increase represents actual earnings on existing policies, as there were no new purchases during the year. The policies support employee benefit programs while allowing us to earn tax exempt income at a tax equivalent rate of 6.67%.

The Bank held one property in other real estate owned valued at $100,000, pending sale, at December 31, 2006. A separate property valued at $105,000 was held by the Bank at December 31, 2005. This property was sold during January, 2006.

Bank premises and equipment increased approximately $750,000, or 20.9%, net of depreciation, to $4.3 million compared to $3.6 million at December 31, 2005. The increase was the result of completing and equipping our new branch in Effort.

Deposits. Total deposits increased approximately $9.3 million, or 12.0%, to $86.7 million at December 31, 2006, from $77.4 million at December 31, 2005. Time deposit products, which include certificates of deposit and IRA accounts, increased approximately $7.2 million, or 15.5%, from $46.5 million at December 31, 2005, to $53.7 million at December 31, 2006. Regular checking decreased slightly from $7.3 million at December 31, 2005, to $7.0 million on December 31, 2006, a reduction of $300,000, or 4.3%. There was an increase in NOW accounts of $3.8 million, or 64.4%, to $9.7 million at December 31, 2006 from $5.9 million at December 31, 2005. Money Market accounts decreased approximately $900,000, or 9.3%, to $8.8 million at December 31, 2006, from $9.7 million at December 31, 2005. Savings accounts decreased $400,000, or 5.0%, to $7.6 million at December 31, 2006, from $8.0 million at December 31, 2005.

Borrowings. As of December 31, 2006, we have two outstanding loans and a line of credit with FHLBank, Pittsburgh. Our line of credit is available up to $15.0 million at an interest rate equal to the current overnight rate. This line is a source of liquidity which is used to fund our loan demand when deposit volume is inadequate. The net increase in the overnight borrowing was $7.0 million to $9.7 million at December 31, 2006 from $2.7 million at December 31, 2005. We have a long term note of $5.0 million with FHLBank which matures on July 18, 2010. The annual percentage rate on this note is 6.19% and carries a prepayment penalty equal to a percentage of the remaining interest payments. The Bank also has a long term note of $7.0 million from the Federal Home Loan Bank at a rate of 4.34%, maturing July 13, 2015.

Equity. Total equity capital increased by approximately $331,000, or 2.6%, to $13.1 million at December 31, 2006 from $12.8 million at December 31, 2005. Retained earnings increased $142,000. After increasing to 12.1% at December 31, 2005, the equity to assets ratio decreased to 10.7% at December 31, 2006.

Comparison of Results of Operations for North Penn Bancorp, Inc. Consolidated for 2006 and 2005

General. For the year ended December 31, 2006, we recorded net income of $315,000 compared to a net loss of $124,000 for December 31, 2005. The loss recorded in 2005 was primarily due to one-time events and was not interest related.

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

Net interest income increased approximately $343,000, or 10.7%, to $3.5 million for the year ended December 31, 2006, compared to $3.2 million for the year ended December 31, 2005. Interest income increased approximately $1.7 million, or 32.1%, to $7.0 million for the year ended December 31, 2006 from $5.3 million at December 31, 2005. Higher interest income on loans coupled with higher interest expense on borrowings and lower yields on investments were the major factors responsible for this change. Interest expense increased approximately $1.3 million, or 59.1%, to $3.5 million at December 31, 2006 from $2.2 million at December 31, 2005, due to higher interest rates being paid on all deposit product types and borrowings. Consequently, the interest rate spread decreased to 2.87% for the year ended December 31, 2006, compared to 3.21% for the same period of 2005. After showing a positive increase in 2005, the ratio of average interest-earning assets to average interest-bearing liabilities decreased from 113.25% for the year ended December 31, 2005, to 112.60% for the year ended December 31, 2006.

Interest Income. Total interest income increased $1.7 million, or 32.1%, to $7.0 million at December 31, 2006 compared to $5.3 million for the year ended December 31, 2005. The increase was the result of greater average loan volumes, partially offset by decreases in the investment portfolio.

Total loan income for the year ended December 31, 2006 totaled $6.3 million, an increase of $1.8 million, or 40.0%, from the $4.5 million reported for the year ended December 31, 2005. The loan portfolio yield increased 53 basis points to 7.05% for the year ended December 31, 2006, from 6.52% for the year ended 2005. Average loan balance increased $20.6 million, or 29.7%, to $90.0 million for the year ended December 31, 2006, from $69.4 million for the year ended December 31, 2005. Average real estate loan products showed the greatest increase, from $60.9 million for the year ended December 31, 2005, to $78.3 million for the year ended December 31, 2006.

Total investment securities and interest bearing deposit income decreased $129,000, or 15.8%, for the year ended December 31, 2006, totaling $686,000 for the year ended December 31, 2006 versus $815,000 for the year ended December 31, 2005. The difference in the income was mainly due to the sale of investments at the end of 2005 to fund loan growth. Due to the sale, our average investment volume decreased from $21.5 in 2005, to $14.9 in 2006.

Interest Expense. Interest expense for the year ended December 31, 2006 totaled $3.5 million. This represents an increase of $1.3 million, or 59.1%, for the year when compared to the 2005 total of $2.2 million. Average time deposit volumes increased $7.6 million, or 17.2%, to $51.8 million for the year ended December 31, 2006, from $44.2 million for the year ended December 31, 2005. The cost of time deposits increased 97 basis points for the year ended December 31, 2006, from 3.12% for the year ended December 31, 2005 to 4.09%. Savings and money market interest expense increased $146,000, or 56.8%,  to $403,000 for the year ended December 31, 2006, from $257,000 for the year ended December 31, 2005. For the year ended December 31, 2006, the average balances on customer deposits increased $6.8 million, or 9.5%, to $78.2 million from $71.4 million for the year ended December 31, 2005. The overall increase in funds and the cost of funds were primarily related to the opening of our new branch in Effort, PA, where we used special promotional rates to increase customer interest.

FHLBank of Pittsburgh average advance balance increased $6.8 million, or 68.7%, to $16.7 million at December 31, 2006 from $9.9 million for the year ended December 31, 2005. The interest paid on these advances increased $346,000, or 66.7%, from $519,000 for the year ended December 31, 2005 to $865,000 for the year ended December 31, 2006. The increase was the result of higher rates and volumes on overnight borrowing coupled with a full year of interest expense on our leveraged borrowing in 2006 compared to only five months of expense in 2005.

Provisions for Loan Losses; Allowance for Loan Losses. The bank recorded a provision for loan loss in the amount of $120,000 for the year ended December 31, 2006. The provision recorded for the year 2005 was $105,000. The allowance for loan losses as a percent of total loans was 1.16% at December 31, 2006, as compared to 1.27% at December 31, 2005. Management establishes the allowance for loan losses at an amount believed to be adequate to cover known identifiable loan losses as well as any estimated losses inherent in the portfolio that are probable but that cannot be specifically identified.

The following table illustrates information related to the Bank’s nonperforming assets at the dates indicated. The Bank had no troubled debt restructurings or accruing loans past due 90 or more days at the dates presented.

	At December 31,
	2006	2005	% Change
	(Dollars in thousands)
Nonaccrual loans	$594	$539	10.20%
Other real estate owned	100	105	(4.76)%

Total nonperforming assets	$694	$644	7.76%
Total nonperforming loans to total loans	0.62%	0.67%	(7.40)%
Total nonperforming loans to total assets	0.49%	0.51%	(3.92)%
Total nonperforming assets to total assets	0.57%	0.61%	(6.56)%

Other Income. The following table summarizes other income for the years ended:

	Year Ended December 31,
	North Penn Bancorp, Inc. Consolidated	North Penn Bancorp, Inc. Consolidated
	2006	2005	% Change
	(Dollars in thousands)
Service charges and fees	$206	$197	4.57%
Gain on sale of other real estate owned	29	40	(27.50)%
Increase in cash surrender value of life insurance	87	86	1.16%
Other operating income	15	4	275.00%
Gain/(loss) on sale of securities	11	(55)	120.00%
Total	$348	$272	27.94%

Other income for the year ended December 31, 2006, totaled $348,000, which was an increase for the year of $76,000 compared to December 31, 2005, which totaled $272,000. Investments were sold at a pre-tax gain of $11,000 for the year ended December 31, 2006. The investments sold were a portion of the portfolio held by the bank’s subsidiary, Norpenco, Inc.

Other Expense. Salaries and employee benefits represented 54.4% and 49.2% of total other expense for the years ended December 31, 2006 and 2005, respectively. Salaries and employee benefits increased $112,000 for the year ended December 31, 2006, to $1.8 million from $1.7 million for 2005.  The increase in expense reflects additional personnel hired for our new branch, coupled with merit increases for our employees.

Occupancy and equipment expense increased $51,000 or 8.5%, for the year ended December 31, 2006 directly attributable to the opening and operation of our Effort branch.

The following table summarizes other operating expenses for the years ended:

	Year Ended December 31,
	North Penn Bancorp, Inc. Consolidated	North Penn Bancorp, Inc. Consolidated
	2006	2005	% Change
	(Dollars in thousands)
Directors’ fees	$101	$95	6.32%
Data processing expense	68	65	4.62%
Correspondent bank charges	50	71	(29.58)%
Contributions	7	390	(98.21)%
Advertising	67	49	36.73%
Insurance	46	45	2.22%
Professional services	95	63	50.79%
Consulting fees	33	34	(2.94)%
Postage and office supplies	86	76	13.16%
ATM expense	58	44	31.82%
FDIC insurance	10	10	0.00%
BOLI expense	64	35	82.86%
Dues and subscriptions	12	10	20.00%
Telephone	39	26	50.00%
Other real estate owned expense	12	31	(61.29)%
Other expense	122	114	7.02%
Total other operating expense	$870	$1,158	(24.87)%

Other expenses decreased approximately $200,000, or 5.7%, to $3.3 million for the year ended December 31, 2006, compared to $3.5 million for the year ended December 31, 2005. Various expenses, such as telephone, postage and office supplies were increased in 2006 due to supplying our new branch in Effort, PA. The bank also saw an increase of $14,000 or 31.8% in ATM expense, due to the addition of a machine at our new branch.

Professional fees increased $32,000, or 50.8%, for the year ended December 31, 2006. The majority of this expense was increased legal fees involved with being a public company for all of 2006, versus only a portion of 2005. We are anticipating an increase in expenses during 2007 in regards to complying with the provisions of Section 404 of the Sarbanes-Oxley Act. During the following twelve months, management, along with consultants, will be completing and testing the documentation needed for compliance with the act. Management predicts that such compliance will have at least a marginal impact on our results of operations.

During 2005, our contribution expense was inflated due to one-time funding costs of $383,000 involved with our charitable organization that were not present in 2006.

Other Real Estate Owned expense decreased $19,000 or 61.3%, to $12,000 for the year ended December 31, 2006 compared to $31,000 at December 31, 2005. A portion of the expenses associated with other real estate owned from 2005 were recaptured upon ultimate property disposition.

Income taxes. The Bank recorded income tax expense for the year ended December 31, 2006 of $74,000, compared to an income tax benefit of $16,000 for the year ended December 31, 2005.

ITEM 7.

FINANCIAL STATEMENTS

McGrail Merkel Quinn & Associates CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS	Francis J. Merkel, CPA Joseph J. Quinn, CPA, CVA Daniel J. Gerrity, CPA Mary Ann E. Novak, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

North Penn Bancorp, Inc.

Scranton, Pennsylvania

We have audited the consolidated balance sheets of North Penn Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Penn Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGrail Merkel Quinn

& Associates

Scranton, Pennsylvania

March 23, 2007

RSM McGladreyNetwork

An Independently Owned Member

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570961-0345

Fax: 570 961-8650 www.mmq.com

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
	(In thousands, except per share amounts)
ASSETS
Cash and due from banks	$4,029	$2,333
Interest bearing deposits at other financial institutions	87	20
Total cash and cash equivalents	4,116	2,353
Investment securities, available for sale	14,227	15,651
Investment securities, held to maturity	—	—
Equity securities at cost, substantially restricted	1,236	991
Loans, net of allowance for loan losses of $1,121 in 2006 and $1,025 in 2005	95,154	79,560
Bank premises and equipment, net	4,342	3,592
Accrued interest receivable	638	480
Cash surrender value of life insurance	2,094	2,018
Deferred income taxes	417	448
Other real estate owned	100	105
Other assets	132	183
TOTAL ASSETS	$122,456	$105,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,993	$7,306
Interest bearing	79,753	70,123
Total deposits	86,746	77,429
Other borrowed funds	21,741	14,698
Accrued interest and other liabilities	843	459
TOTAL LIABILITIES	109,330	92,586

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 20,000,000 shares; none issued
Common stock, par value $0.10; 80,000,000 shares authorized; 1,443,555 shares issued and outstanding	144	144
Additional paid-in capital	5,870	5,853
Retained earnings	7,623	7,481
Unearned ESOP shares	(460)	(509)
Accumulated other comprehensive loss	(51)	(174)
TOTAL STOCKHOLDERS’ EQUITY	13,126	12,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,456	$105,381

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(In thousands, except per share amounts)
INTEREST INCOME
Interest on loans	$6,346	$4,529
Interest and dividends on investments	686	815
Total interest income	7,032	5,344
INTEREST EXPENSE
Interest on deposits	2,667	1,668
Interest on borrowed funds	865	519
Total interest expense	3,532	2,187

NET INTEREST INCOME	3,500	3,157

PROVISION FOR LOAN LOSSES	120	105

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,380	3,052

OTHER INCOME
Gain (loss) on sale of securities	11	(55)
Gain on sale of other real estate owned	29	40
Service charges and fees	206	197
Other operating income	102	90
TOTAL OTHER INCOME	348	272

OTHER EXPENSE
Salaries and employee benefits	1,816	1,704
Occupancy and equipment expense	653	602
Other operating expenses	870	1,158
TOTAL OTHER EXPENSE	3,339	3,464

INCOME (LOSS) BEFORE INCOME TAXES	389	(140)

INCOME TAX EXPENSE (BENEFIT)	74	(16)

NET INCOME (LOSS)	$315	$(124)

Weighted average number of shares outstanding (converted to stock form on June 1, 2005)	1,393,857	1,393,844
Earnings per share, basic and diluted	$0.23	$(0.09)

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except per share amounts)
Balance, December 31, 2004	$—	$—	$7,748	$—	$5	$7,753

Comprehensive loss:
Net loss	—	—	(124)	—	—	(124)
Unrealized losses on securities, net of income taxes	—	—	—	—	(179)	(179)
Comprehensive loss						(303)
Initial capitalization of North Penn Mutual Holding Company	—	—	(100)	—	—	(100)
Initial public stock offering	144	5,833	—	—		5,977
Unearned ESOP shares	—	—	—	(545)	—	(545)
ESOP shares released	—	20	—	36	—	56
Cash dividend - $0.03 per share	—	—	(43)	—	—	(43)

Balance, December 31, 2005	$144	$5,853	$7,481	$(509)	$(174)	$12,795

Comprehensive income:
Net income	—	—	315	—	—	315
Unrealized gains on securities, net of income taxes	—	—	—	—	123	123
Comprehensive income						438
ESOP shares released	—	6	—	49	—	55
Restricted stock awards	—	11	—	—	—	11
Cash dividend - $0.03 per share	—	—	(173)	—	—	(173)

Balance, December 31, 2006	$144	$5,870	$7,623	$(460)	$(51)	$13,126

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(In thousands)
Operating Activities:
Net income (loss)	$315	$(124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	312	294
Provision for loan losses	120	105
Amortization of securities (net of accretion)	24	66
Increase in cash surrender value of life insurance	(76)	(76)
Net realized (gain) loss on securities	(11)	55
Net realized gain on other real estate owned	(29)	(40)
Stock contribution to charitable foundation	—	283
Deferred income tax expense	(33)	(65)
ESOP expense	55	56
Changes in:
Accrued interest income and other assets	(107)	204
Accrued interest expense and other liabilities	353	(197)
Net Cash Provided by Operating Activities	923	561
Investing Activities:
Purchase bank premises and equipment	(1,062)	(603)
Proceeds from sale of other real estate owned	134	128
Proceeds from sale of securities “available for sale”	48	7,076
Purchase of securities “available for sale”	(291)	(7,547)
Redemptions of securities “available for sale”	750	5,553
Redemptions of securities “held to maturity”	—	500
Redemptions of mortgage-backed securities “available for sale”	1,090	1,840
Purchase of life insurance policies	—	(125)
Purchase of restricted stock	(245)	(205)
Net increase in loans to customers	(15,814)	(18,920)
Net Cash Used in Investing Activities	(15,390)	(12,303)
Financing Activities:
Net increase in deposits	9,317	87
Short term borrowings, net	7,043	323
Proceeds from other borrowings	—	7,000
Net proceeds of initial public stock offering	—	5,714
Common Stock Acquired by ESOP	—	(545)
Initial capitalization of North Penn Mutual Holding Company	—	(100)
Cash dividends paid	(130)	(43)
Net Cash Provided by Financing Activities	16,230	12,436
Net Increase in Cash and Cash Equivalents	1,763	694
Cash and Cash Equivalents, January 1	$2,353	$1,659
Cash and Cash Equivalents, December 31	$4,116	$2,353
Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$3,179	$2,353
Income taxes	143	56
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	100	193

.

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

North Penn Bancorp, Inc. was organized on November 22, 2004 to be the bank holding company for North Penn Bank (Bank) in connection with the Bank’s mutual holding company reorganization and minority stock issuance. The common stock trades on the OTC Bulletin Board under the symbol “NPEN.OB”. The Bank operates from five offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

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

Emerging Accounting Standards

In December 2004, FASB issued Statement No. 123 (Revised 2004), Share-Based Payment. Statement No. 123 (Revised 2004) is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement No. 123 (Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, except in certain circumstances. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted this statement on January 1, 2006. The effects of the adoption of this statement are included in Note 10 to the consolidated financial statements.

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

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

In May 2005, FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No, 28. Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or earliest date practicable, as the required method for reporting a change in accounting principle or correction of an error. The Statement is effective for accounting changes or corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of this statement had no effect the Company’s results of operations or financial position.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination of when an investment is considered impaired and whether that impairment is other than temporary, and provides guidance on measuring impairment loss. The FSP requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The guidance in the FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-For-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has considered the requirement of thus FSP in its assessment of the investment portfolio.

In February 2006, FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140. Statement No. 155 eliminates the exception from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this Statement will not have a significant impact on its results of operations or financial position.

In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Instruments – An Amendment of FASB Statement No. 140. Statement No. 156 requires the recognition of the fair value of a servicing asset or servicing liability each time an obligation to service a financial asset by entering into a servicing contract is undertaken, if practicable. It also allows the entity to subsequently measure the asset or liability under an amortization or fair value method. The Statement is effective for all financial instruments acquired after the beginning of the first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this Statement will not have a significant impact on its result of operations or financial position.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. Interpretation No. 48 clarified the application of Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of that position to be recognized in the financial statements. In addition to recognition, the Interpretation provides guidance on the measurement, derecognition, classification and disclosure of tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of this Statement will not have a significant impact on its result of operations or financial position.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of this Statement will not have a significant impact on its result of operations or financial position.

In September 2006, FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R). Statement No. 158 requires an employer to recognize the overfunded or unfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

was effective for financial statements issued for fiscal years ending after December 31, 2006. The adoption of the Statement had no effect on the Company’s results of operations or financial position.

In the September 2006 EITF meeting, a consensus was reached on EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement based on the substantive agreement with the employee. The issue is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is evaluating the potential impact of this Statement on its results of operations and financial position.

In the September 2006 EITF meeting, a consensus was reached on EITF 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”. EITF 06-5 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset net of any potential surrender charges. The issue is effective for fiscal years beginning after December 15, 2006. The Company believes the adoption of this Statement will not have a significant impact on its results of operations and financial position.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin No. 108 (SAB No. 108) Topic 1N, Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concluded in that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement prospective) and “iron curtain” (year-end balance sheet perspective) methods. This SAB was effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this SAB had no effect on the Company’s results of operations or financial position.

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

Federal Home Loan Bank Stock

The FHLBank of Pittsburgh (FHLB) stock is a required investment for membership in FHLB with the level of investment determined annually. Its marketability is limited to resale to the FHLB or another member. The Company does not foresee any circumstances that would require the liquidation of this security. The balance of the investment was $1,199,000 and $954,000 at December 31, 2006 and 2005, respectively.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Premises and Equipment

The Company operates from one leased and four owned facilities. Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Provision for depreciation, computed on the straight-line method and accelerated method, is charged to operating expenses over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expense as incurred.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

The estimated useful lives used to compute depreciation are as follows:

Years
Buildings	19 – 39
Furniture and equipment	5 – 10

Foreclosed Real Estate

Foreclosed real estate is carried at the lower of cost or fair value at the time of foreclosure. Management periodically performs valuations and a loss is recognized by a charge to operations if the carrying value of a property exceeds its net realizable value. Additional costs associated with holding the properties are expensed as incurred. The balance of foreclosed real estate was $100,000 at December 31, 2006. The balance of foreclosed real estate was $105,000 at December 31, 2005. The property held at the end of 2005, was sold in January of 2006.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2006 were $67,000 compared to $49,000 for the year ended December 31, 2005.

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

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128).  Diluted earnings per share includes common shares issuable upon exercise of employee stock options (Note 10) as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$315,000	1,393,857	$0.23
Options includable	—	147	—
Diluted EPS	$315,000	1,394,004	$0.23

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Note 2 - Investment Securities

The amortized cost and fair value of investment securities at December 31, 2006 and 2005 are as follows (in thousands):

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity	None

Available-for-sale
U.S. Agency securities	$385	$—	$7	$378
Mortgage-backed securities	5,391	2	113	5,280
State & political subdivisions	7,026	51	—	7,077
Other bonds	503	—	8	495
Total debt securities	13,305	53	128	13,230
Equity securities	999	51	53	997
Total available-for-sale	$14,304	$104	$181	$14,227

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity	None

Available-for-sale
U.S. Agency securities	$385	$—	$8	$377
Mortgage-backed securities	6,494	1	149	6,346
State & political subdivisions	7,026	—	74	6,952
Other bonds	1,264	3	11	1,256
Total debt securities	15,169	4	242	14,931
Equity securities	745	15	40	720
Total available-for-sale	$15,914	$19	$282	$15,651

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 - Investment Securities (Continued)

The amortized cost and fair value of debt securities at December 31, 2006, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	3,931	3,838
Due after five years through ten years	795	791

Due after ten years	8,579	8,601
Total debt securities	$13,305	$13,230

Proceeds from sales of securities available-for-sale totaled $48,000 and $7,076,000 during 2006 and 2005, respectively. Gross gains realized from the sale of securities totaled $11,000 and $72,000 for the years ended December 31, 2006 and 2005, respectively. Gross losses realized from the sale of securities totaled $0 and $127,000 for the years ended December 31, 2006 and 2005, respectively.

Securities available-for-sale with amortized costs and fair values of $1,173,000 and $1,171,000 at December 31, 2006 and $1,934,000 and $1,920,000, at December 31, 2005, were pledged as collateral on public deposits and/or overnight borrowings with the FHLBank of Pittsburgh.

The gross fair value and unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency Securities	$—	$—	$378	$7	$378	$7
Mortgage-backed Securities	403	3	4,473	110	4,876	113
State & political Subdivisions	—	—	—	—	—	—
Other bonds	495	8	—	—	495	8
Equity securities	196	14	278	39	474	53
Total	$1,094	$25	$5,129	$156	$6,223	$181

	December 31, 2005
	Less than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency Securities	$—	$—	$377	$8	$377	$8
Mortgage-backed Securities	65	1	6,223	148	6,288	149
State & political Subdivisions	6,952	74	—	—	6,952	74
Other bonds	—	—	495	11	495	11
Equity securities	387	35	57	5	444	40
Total	$7,404	$110	$7,152	$172	$14,556	$282

The table at December 31, 2006 includes 12 securities that have been in an unrealized loss position for less than twelve months and 23 securities that have been in an unrealized loss position for twelve or more months.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2 - Investment Securities (Continued)

U.S. Agency Securities. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage-Backed Securities. The unrealized losses on the Company’s investments in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Equity Securities. The Company’s investments in equity securities consists entirely of bank stocks. The unrealized losses are from twenty-three bank stocks. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation, and the Company’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Note 3 - Loans Receivable

Loans receivable consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Real estate mortgages
Construction and land development	$1,186	$1,126
Residential, 1 – 4 family	42,323	43,159
Residential, multi-family	2,449	1,997
Commercial	37,711	23,738
Total real estate mortgages	83,669	70,020
Commercial	1,742	1,069
Consumer	10,864	9,496
Total loans	96,275	80,585
Allowance for loan losses	1,121	1,025
Total loans, net	$95,154	$79,560

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2006, the loans-to-one-borrower limitation was $1,867,000. At December 31, 2006, there were no loans outstanding or committed to any one borrower that individually or in the aggregate exceeds that limit.

The Bank lends primarily to customers in its local market area. Most loans are mortgage loans, which include loans secured by commercial and residential real estate and construction loans. Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2006 and 2005, mortgage loans totaled $83,669,000 and $70,020,000, respectively. Mortgage loans represent 86.9% of total gross loans at both December 31, 2006 and 2005.

Nonaccrual loans represent loans which are ninety days or more in arrears or in the process of foreclosure. These loans totaled approximately $594,000 and $539,000 at December 31, 2006 and 2005, respectively. The allowance for loan losses allocated to impaired loans was $45,000 and $51,000 at December 31, 2006 and 2005, respectively. Additional interest income that would have been earned under the original terms of such loans would have amounted to $38,000 and $26,000 for the years ended December 31, 2006 and 2005, respectively.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 - Loans Receivable (Continued)

The following is a summary of the activity of the allowance for loan losses (in thousands):

	2006	2005
Balance, beginning of year	$1,025	$931
Provision for loan losses	120	105
Recoveries	8	3
Loans charged-off	(32)	(14)
Balance, end of year	$1,121	$1,025

Note 4 – Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $3,019,000 at December 31, 2006 and $3,510,000 at December 31, 2005.

Note 5 - Premises and Equipment, Net

Premises and equipment at December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Land and improvements	$1,200	$1,200
Building and improvements	5,320	4,443
Leasehold improvements	158	158
Furniture and equipment	2,094	1,909
	8,772	7,710
Less: Accumulated depreciation and amortization	4,430	4,118
Premises and equipment, net	$4,432	$3,592

Depreciation expense was $312,000 and $294,000 for the years ended December 31, 2006 and 2005, respectively.

Note 6 - Cash Surrender Value Of Life Insurance

The Company has purchased bank owned life insurance (BOLI) policies on certain directors and officers. These policies are intended to fund benefits payable under current and future retirement plans.

Note 7 - Deposits

Deposits consist of the following major classifications at December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Amount	% of total deposits	Amount	% of total deposits
Non-interest checking	$6,993	8.1%	$7,306	9.4%
Interest checking	9,654	11.1	5,930	7.7
Money market	8,760	10.1	9,711	12.5
Savings	7,612	8.8	7,963	10.3
Certificates of deposit	53,727	61.9	46,519	60.1
Total	$86,746	100%	$77,429	100%

Certificates of deposit accounts of $100,000 and over totaled approximately $13,341,000 at December 31, 2006. Certificates of deposit accounts of $100,000 and over totaled approximately $9,167,000 at December 31, 2005.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7 – Deposits (Continued)

At December 31, 2006 and 2005, scheduled maturities of time deposits were as follows:

	2006	2005
Maturing in:
One Year	$45,058	$29,918
Two Years	4,044	10,906
Three Years	2,075	2,950
Four Years	2,002	449
Five Years	548	2,296
Thereafter	—	—
Total	$53,727	$46,519

Interest expense on deposits consisted of the following for the years ended December 31, 2006 and 2005:

	2006	2005
Interest checking	$146	$31
Money market	338	210
Savings	65	47
Certificates of deposit	2,118	1,380
	2,667	1,668

Note 8 – Other Borrowings

Short-Term Borrowings

The Company has a line of credit with the FHLB for short term borrowings varying from one day to three years. Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011.

At December 31, 2006, the Company borrowed $9,741,000 in overnight funds with interest at 5.46%, which was also represents the Company’s maximum borrowing outstanding at any month-end during the year. The average amount outstanding for the year ended December 31, 2006 amounted to $4,651,000 and the average interest rate was 5.20%.

At December 31, 2005, the Company borrowed $2,698,000 in overnight funds with interest at 4.28%. During the year ended December 31, 2005, the Company’s maximum borrowing outstanding at any month-end was $4,363,000. The average amount outstanding for the year ended December 31, 2005 amounted to $1,070,000 and the average interest rate was 3.49%.

Term Borrowings

The Company also has two term loans from the FHLB. One is a $5 million term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity. The other loan is $7 million issued in July of 2005 and matures July of 2015. The interest rate is fixed at 4.34%, for two years, at which time the FHLB has the option to convert it to an adjustable rate if the related index reaches the strike rate of 8.00% (5.37% as of December 31, 2006). Interest is due quarterly and the principal is due at maturity.

All of the above borrowings are secured by the Company’s mortgages and/or investment securities.

The Company’s collateralized maximum borrowing capacity with FHLBank of Pittsburgh was $54,393,000 as of December 31, 2006.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Retirement Plans

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

For the Plan year ending June 30, 2007 and 2006, the required contributions due were $138,000 and $133,000, respectively.

The Fund covers all employees who have met the stated age and service requirements. A benefit formula provides for retirement benefits that are calculated as a percentage of salary during their working career, as defined. More details can be found in the plan document.

Thrift Plan

The Bank also sponsors the Financial Institutions Thrift Plan (the Plan) with the Pentegra Group. The Plan covers all employees who meet age and service requirements. Participants in the Plan are permitted to make contributions up to 20% of their compensation. The Company will match 50% of the participants’ contributions, not to exceed 6% of compensation. Employer contributions to the Plan for the years ended December 31, 2006 and 2005 amounted to $22,000 and $21,000 respectively.

Employee Stock Ownership Plan

In connection with the offering, the Company adopted an employee stock ownership plan for eligible employees of North Penn Bank effective June 1, 2005. Eligible employees who are 21 years old and employed by the Bank as of the effective date begin participating in the plan as of that date. Thereafter, new employees of the Bank who are 21 years old and have been credited with at least on year of service with North Penn Bank will be eligible to participate in the employee stock ownership plan as of the first entry date following their completion of the plan’s eligibility requirements. The ESOP used $545,000 in proceeds from a term loan obtained from the Company to purchase 53,211 shares of the Company’s common stock. The term loan principal is payable in fifteen, equal, annual installments. Interest is at prime plus .5% and payable quarterly. Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to the required principal and interest payments on the term loan. The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.

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

For the year ended December 31, 2006, compensation expense amounted to $55,000. At December 31, 2006, total ESOP shares amounted to 53,211, with 8,218 shares committed to be released and 44,993 shares unearned. The fair value of unearned shares amounted to $521,919 at December 31, 2006.

For the year ended December 31, 2005, compensation expense amounted to $56,000. At December 31, 2005, total ESOP shares amounted to 53,211, with 3,500 shares committed to be released and 49,711 shares unearned. The fair value of unearned shares amounted to $512,000 at December 31, 2005.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Retirement Plans (Continued)

Supplemental Executive Retirement Plan

Effective July 1, 2004, the Company established an unfunded supplemental executive retirement plan to provide certain officers with additional benefits upon termination or retirement. The Company expensed $53,000 and $45,000 for the years ended December 31, 2006 and 2005, respectively, on the accompanying financial statements. No contributions were made to the plan in 2006 and 2005, and the Company does not plan to make any contributions in 2007.

Note 10 - Omnibus Stock Option Plan

Stock Awards. In May of 2006, the Company’s stockholders approved the 2006 Omnibus Stock Option Plan, under which the Company reserved 93,119 shares of common stock for future issuance. The Plan provides for grants of stock options and restricted stock awards. Only present and future employees and directors are eligible to receive incentive awards under the 2006 Omnibus Plan. The Company believes that such awards better align the interests of its employees with its stockholders.

The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over five years, and expire ten years after the date of grant. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Stock Grants. Restricted stock grants totaling 4,875 shares were awarded on September 26, 2006 having a fair value of $54,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest. Compensation expense for stock grants was $4,000 in 2006.

Stock Options. Stock options covering 27,000 shares of common stock were awarded on September 26, 2006. The option awards were granted with an exercise price equal to the average price of the last trade date. The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing September 26, 2007. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $3.86 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$ 0.12
Volatility (%)	3.76%
Risk-free Interest Rate (%)	4.76%
Expected Life	10 years

During the year ended December 31, 2006, the Company recorded $11,000 in expense included in “Salaries and employee benefits” on the accompanying financial statements. As of December 31, 2006, there was approximately $151,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding, January 1, 2006	—	—
Granted	27,000	$11.15	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding, December 31, 2006	27,000	$11.15	9.7

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 - Omnibus Stock Option Plan (Continued)

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares
Nonvested, January 1, 2006	—	—	—	—
Granted	27,000	$3.86	4,875	$11.15
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested, December 31, 2006	27,000	$3.86	4,875	$11.15

Note 11 – Other Operating Income and Other Operating Expense

	2006	2005
	(in thousands)
Other Operating Income
Cash surrender value of life insurance	87	86
Other income	15	4
Total other operating income	$102	$90

Other Operating Expense
Directors’ fees	$101	$95
Data processing expense	68	65
Correspondent bank charges	50	71
Contributions	7	390
Advertising	67	49
Insurance	46	45
Professional services	95	63
Consulting fees	33	34
Postage and office supplies	86	76
Other expense	317	270
Total other operating expense	$870	$1,158

Note 12 - Income Taxes

The Company and its subsidiary file a consolidated Federal income tax return. North Penn Bancorp, Inc. and Norpenco, Inc. each file a Pennsylvania corporate tax report and North Penn Bank files a Pennsylvania Mutual Thrift Earnings Report.

Retained earnings at December 31, 2006 and 2005, included approximately $1,243,000 representing accumulated bad debt reserves in excess of actual experience, for which no provision for Federal income taxes has been made, in accordance with Accounting Principles Board Statement No.23. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If anything other than tax bad debt losses are charged to this accumulated bad debt reserve, taxable income would be created at the then-current corporate tax rates. The unrecorded deferred income tax liability related to this at 34% was $423,000 at December 31, 2006 and 2005. The Company’s liquidity and capital position causes management to believe that these tax restrictions will not be violated.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 - Income Taxes (Continued)

Total income tax expense (benefit) for the years ended December 31, 2006 and 2005, is as follows (in thousands):

	2006	2005
Federal:
Currently payable	$66	$37
Deferred tax (benefit)	(33)	(65)
Total Federal taxes	33	(28)

State:
Currently payable	41	12
Deferred tax expense, net	—	—
Total State taxes	41	12
Total income tax expense (benefit)	$74	$(16)

A reconciliation of income taxes at statutory rates to applicable income taxes reported in the Consolidated Statements of Operations is as follows (in thousands):

	2006	2005
Tax expense at statutory rate on pretax income	$132	$(48)
Cash surrender value increase	(8)	(10)
State income taxes	41	8
Change in valuation allowance	—	64
Tax exempt interest income	(98)	(45)
Tax effect of other items, net:	7	15
Applicable income tax expense	74	(16)

Significant deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$326	$324
Contribution carryover	129	129
Unrealized securities losses	26	59
	481	512
Less valuation allowance	(64)	(64)
Total	$417	$448

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

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income of ($51,000) and ($174,000) at December 31, 2006 and 2005, respectively, consisted entirely of unrealized gains and losses on available-for-sale securities, net of tax.

A reconciliation of other comprehensive income for the years ended December 31, 2006 and 2005, are as follows (in thousands):

	2006
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the year	$197	$(67)	$130
Less: Reclassification adjustment for net Gains realized in income	11	(4)	7
Net unrealized gains	$186	$(63)	$123

	2005
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$(326)	$111	$(215)
Less: Reclassification adjustment for net Losses realized in income	(55)	19	(36)
Net unrealized gains	$(271)	$92	$(179)

Note 14 - Commitments and Contingencies

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

Commitments issued to potential borrowers of the Bank at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Fixed-rate commitments	$2,897	$861
Variable/adjustable-rate commitments	6,884	4,157
Total	$9,781	$5,018

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

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 - Commitments and Contingencies (Continued)

Legal Proceedings

At December 31, 2006, the Company was neither engaged in any existing nor aware of any pending legal proceedings. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other maters of a similar nature.

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

The future minimum rental commitments under this lease at December 31, 2006 are as follows (in thousands):

2007	43
2008	43
2009	15
Thereafter	—
Total	$101

Note 15 - Fair Value of Financial Instruments

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

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 - Fair Value of Financial Instruments (Continued)

Off-balance-sheet instruments: Commitments to extend credit are generally short-term and are priced to market at the time of funding. Therefore, the estimated fair value of these financial instruments is nominal prior to funding.

The estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 was as follows (in thousands):

	2006		2005
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$4,116	4,116	2,353	2,353
Investments held to maturity	—	—	—	—
Investments available for sale	14,227	14,227	15,651	15,651
Restricted equity securities	1,236	1,236	991	991
Loans	95,154	94,599	79,560	79,025
Accrued interest receivable	638	638	480	480
Total financial assets	$115,371	114,816	99,035	98,500

Financial liabilities:
Deposits	$86,746	86,209	77,429	76,871
Other borrowings	21,741	21,621	14,698	14,531
Accrued interest payable	392	392	226	226
Total financial liabilities	$108,879	108,222	92,353	91,628

Off-balance sheet liabilities:
Commitments to extend credit	$—	—	—	—

Note 16 - Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of loans to directors and officers and related parties is as follows for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Beginning balance	$976	$2,198
Additions	19	155
Collections	(73)	(1,377)
Ending balance	$922	$976

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 - Dividend Policy

Company

The Company paid a quarterly cash dividend of $0.03 in 2006. Payments of cash dividends to our stockholders may be dependent on the payment of a cash dividend from the Bank to the Company. The payment of cash dividends by the Bank to the Company is limited by regulations of the FDIC and the Pennsylvania Department of Banking. The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the board of directors out of funds legally available for that purpose.

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

Note 18 - Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18 - Regulatory Matters (Continued)

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios at December 31, 2006 and 2005 are presented in the following table (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under Prompt corrective Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Consolidated	$14,295	15.13%	>$7,560	>8.0%	>$9,450	>10.0%
North Penn Bank	$12,326	13.17%	>$7,487	>8.0%	>$9,359	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$13,175	13.94%	>$3,780	>4.0%	>$5,670	>6.0%
North Penn Bank	$11,206	11.97%	>$3,744	>4.0%	>$5,615	>6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$13,175	11.02%	>$4,782	>4.0%	>$5,977	>5.0%
North Penn Bank	$11,206	9.45%	>$4,746	>4.0%	>$5,932	>5.0%

Risk-Weighted Assets:
Consolidated	$94,496
North Penn Bank	$93,589
Average Assets:
Consolidated	$119,548
North Penn Bank	$118,641

At December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Consolidated	$13,926	17.66%	>$6,307	>8.0%	>$7,884	>10.0%
North Penn Bank	$11,808	15.01%	>$6,293	>8.0%	>$7,866	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$12,942	16.42%	>$3,154	>4.0%	>$4,730	>6.0%
North Penn Bank	$10,824	13.76%	>$3,146	>4.0%	>$4,720	>6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$12,942	12.53%	>$4,130	>4.0%	>$5,163	>5.0%
North Penn Bank	$10,824	10.50%	>$4,123	>4.0%	>$5,153	>5.0%

Risk-Weighted Assets:
Consolidated	$78,841
North Penn Bank	$78,659
Average Assets:
Consolidated	$103,252
North Penn Bank	$103,070

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 - Parent Company Financial Information

Information is presented as of December 31, 2006 and 2005. Operations for 2005 are for the period June 1, 2005 to December 31, 2005.

A summary of the balance sheets (in thousands):

	December 31,
	2006	2005
Assets
Cash on deposit with subsidiary	$463	$2,053
Investment in subsidiary	11,158	10,677
Bank premises, net	1,377	299
Deferred income taxes	65	65
Other Assets	131	—
Total assets	$13,194	$13,094

Liabilities and Stockholders’ Equity
Accrued Interest and Other Liabilities	$68	$299
Stockholders’ equity	13,126	12,795
Total Liabilities and Stockholders’ Equity	$13,194	$13,094

A summary of the statement of operations for the years ended December 31 (in thousands):

	2006	2005
Income
Interest income	$—	$20
Rental Income	22	—
Total Income	22	20

Expenses
Occupancy and Equipment Expense	55	—
Charitable contributions	—	383
Other Expenses	15	—
Total Expenses	70	383

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(48)	(363)

Income tax benefit	(6)	(65)

Loss before equity in undistributed earnings of subsidiary	(42)	(298)

Equity in undistributed earnings of subsidiary	357	174

Net income (loss)	$315	$(124)

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 - Parent Company Financial Information (Continued)

A summary of the statement of cash flows for the year ended December 31 (in thousands):

	2006	2005
Cash flows from operating activities:
Net income (loss)	$315	$(124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation Expense	55	—
Undistributed income of subsidiary	(357)	(174)
Increase in deferred income taxes	—	(65)
Increase in other assets	(186)	—
Decrease in other liabilities	(274)	—
Net cash used in operating activities	(447)	(363)

Cash flows from investing activities:
Purchase of bank premises and equipment	(1,013)	—
Net cash used in investing activities	(1,013)	—

Cash flows from financing activities:
Issuance of common stock, net	—	3,104
Common stock acquired by ESOP	—	(545)
Initial capitalization of mutual holding company	—	(100)
Cash dividends paid	(130)	(43)
Net cash (used in) provided by financing activities	(130)	2,416

Net (decrease) increase in cash and cash equivalents	(1,590)	2,053

Cash and cash equivalents at beginning of period	2,053	—
Cash and cash equivalents at end of period	$463	$2,053

Note 20 – Reorganization

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

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 – Reorganization (Continued)

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

On March 22, 2007, the Company announced that the Board of Directors of the Company had unanimously resolved to convert from the mutual holding structure to a fully-public bank holding company. The Board of Directors intends to adopt a Plan of Conversion and Reorganization in April 2007. North Penn Mutual Holding Company will be merged out of existence as part of the reorganization. Shareholders, other than the North Penn Mutual Holding Company, will receive new shares of common stock of the Company (or a successor holding company) pursuant to an “exchange ratio” designed to preserve their aggregate percentage ownership interest. Additionally, the shares held by the North Penn Mutual Holding Company will be retired and North Penn Mutual Holding Company will offer and sell shares of common stock in an amount representing the percentage ownership interest currently held by North Penn Mutual Holding Company. The shares will be offered and sold in a subscription offering to depositors and, if necessary, a direct community offering and/or syndicated community offering.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

North Penn Bancorp, Inc., under the supervision and with the participation of its management, including its Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of North Penn’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, North Penn’s Chief Executive Officer and Principal Accounting Officer concluded that North Penn’s disclosure controls and procedures are effective. There were no significant changes to North Penn’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 8B.

OTHER INFORMATION

On March 22, 2007, the Company announced that the Board of Directors of the Company has unanimously resolved to convert from the mutual holding structure to a fully-public bank holding company. The Board of Directors intends to adopt a Plan of Conversion and Reorganization in April 2007. In connection with the conversion from the two-tier mutual holding company structure to a stock holding company structure, the Company (or a successor holding company) will undertake a “second-step” stock offering of new shares of common stock. North Penn Mutual Holding Company will be merged out of existence as part of the reorganization. Shareholders, other than the North Penn Mutual Holding Company, will receive new shares of common stock of the Company (or a successor holding company) pursuant to an “exchange ratio” designed to preserve their aggregate percentage ownership interest. The exchange ratio will be determined based upon an appraisal of the Company, which is to be performed by an independent appraiser. Additionally, the shares held by the North Penn Mutual Holding Company will be retired and North Penn Mutual Holding Company will offer and sell shares of common stock in an amount representing the percentage ownership interest currently held by North Penn Mutual Holding Company, also to be based on an appraisal of the Company. The shares will be offered and sold in a subscription offering to depositors and, if necessary, a direct community offering and/or syndicated community offering.

PART – III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information under the caption “PROPOSAL 1. ELECTION OF DIRECTORS” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 9.

The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 9.

The information under the caption “CORPORATE GOVERNANCE – Committees of the Board of Directors – Audit Committee” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 9.

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

ITEM 10.

EXECUTIVE COMPENSATION

The information under the caption “EXECUTIVE COMPENSATION” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 10. The information under the caption “CORPORATE GOVERNANCE – Directors’ Compensation” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 10.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “STOCK OWNERSHIP” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 11.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	27,000	$11.15	39,514
Equity compensation plans not approved by security holders	—	—	—
Total	27,000	$11.15	39,514

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS – Transactions with Related Parties” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 12.

The information in the first paragraph under the caption “PROPOSAL 1. ELECTION OF DIRECTORS” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 11.

ITEM 13.

EXHIBITS

The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

Exhibit Number	Description
3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form SB-2 (No. 333-121121).)
3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2 (No. 333-121121).)
4	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4 to Registration Statement on Form SB-2 (No. 333-121121).)
10.1

Amended and Restated Employment Agreement by and among North Penn Bank, North Penn Bancorp, Inc. and Frederick L. Hickman* (Incorporated herein by reference to Exhibit 10.1 to Form 10-QSB for the quarterly period ended June 30, 2005.)

10.2

Amended and Restated Employment Agreement by and among North Penn Bank, North Penn Bancorp, Inc. and Thomas J. Dziak* (Incorporated herein by reference to Exhibit 10.2 to Form 10-QSB for the quarterly period ended June 30, 2005.)

10.3

Employment Agreement by and among North Penn Bank, North Penn Bancorp, Inc. and Thomas A. Byrne* (Incorporated herein by reference to Exhibit 10.3 to Form 10-QSB for the quarterly period ended June 30, 2005.)

10.4	North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan* (Incorporated herein by reference to Appendix A to Schedule 14A Definitive Proxy Statement for 2006.)
10.5	Form of Stock Option Agreement for the North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan*
10.6	Form of Restricted Stock Agreement for the North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan*
10.7	Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Frederick L. Hickman*
10.8	Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Thomas J. Dziak*
10.9	Supplemental Executive Retirement Agreement dated April 1, 2005 between North Penn Bank and Thomas A. Byrne*
21	List of Subsidiaries
23	Consent of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

———————

*

Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “PROPOSAL 2. RATIFICATION OF INDEPENDENT AUDITOR – Audit Fees” beginning on page 12 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2007

NORTH PENN BANCORP, INC.
(Registrant)

By:	/s/ FREDERICK L. HICKMAN
Frederick L. Hickman President and Chief Executive Officer

By:	/s/ GLENN J. CLARK
Glenn J. Clark Assistant Vice President and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON S. FLOREY	Director	March 27, 2007
Gordon S. Florey

/s/ FREDERICK L. HICKMAN	President, Chief Executive Officer	March 27, 2007
Frederick L. Hickman	and Director

/s/ HERBERT C. KNELLER	Director	March 27, 2007
Herbert C. Kneller

/s/ KEVIN M. LAMONT	Chairman of the Board	March 27, 2007
Kevin M. Lamont	and Director

/s/ VIRGINIA D. MCGREGOR	Director	March 27, 2007
Virginia D. McGregor

/s/ FRANK H. MECHLER	Director	March 27, 2007
Frank H. Mechler

/s/ JAMES W. REID	Director	March 27, 2007
James W. Reid

/s/ OTTO P. ROBINSON	Director	March 27, 2007
Otto P. Robinson

/s/ DAVID SAMUEL	Director	March 27, 2007
David Samuel