Form 10QSB
period 2007-03-31
North Penn Bancorp, Inc.
filed 2007-05-15
CIK 1309127

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended March 31, 2007


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


  For the transition period from __________________ to ______________________


                            NORTH PENN BANCORP, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


             Pennsylvania                000-51234             20-1882440
             ------------                ---------             ----------
   (State or other jurisdiction of      (Commission          (IRS Employer
    Incorporation or organization)      File Number)      Identification No.)


                      216 Adams Avenue, Scranton, PA 18503
                      ------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (570) 344-6113
                                 --------------
              (Registrant's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 11, 2007, the issuer had 1,443,555 shares of common stock, par value $0.10 per share, outstanding.

Transitional Small Business Disclosure Format  (Check One):     Yes [ ]  No [X]
================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets at March 31, 2007
         and December 31, 2006                                          3

         Consolidated Statements of Income for the Three
         Months Ended March 31, 2007 and 2006                           4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2007 and 2006                     5

         Notes to Unaudited Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis or Plan of Operation.    11

Item 3.  Controls and Procedures.                                      15

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                            16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  16

Item 3.  Defaults Upon Senior Securities.                              16

Item 4.  Submission of Matters to a Vote of Security Holders.          16

Item 5.  Other Information.                                            16

Item 6.  Exhibits.                                                     16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2007           2006
                                                                    ---------     ------------
                                                                   (Unaudited)     (Audited)
                                                                         (In thousands)
ASSETS:
   Cash and due from banks                                          $   2,732      $   4,029
   Interest bearing deposits                                               87             87
                                                                    ---------      ---------
   Total cash and cash equivalents                                      2,819          4,116
   Investment securities, available for sale                           13,948         14,227
   Equity securities at cost, substantially restricted                  1,165          1,236
   Loans, net of allowance for loan losses                             95,525         95,154
   Bank premises and equipment - net                                    4,304          4,342
   Accrued interest receivable                                            637            638
   Cash surrender value of life insurance                               2,113          2,094
   Deferred income taxes                                                  442            417
   Other real estate owned                                                100            100
   Other assets                                                           173            132
                                                                    ---------      ---------
TOTAL ASSETS                                                        $ 121,226      $ 122,456
                                                                    =========      =========
LIABILITIES:
   Deposits:
     Non-interest bearing deposits                                  $   7,287      $   6,993
     Interest bearing demand deposits                                  24,716         26,026
     Interest bearing time deposits                                    54,826         53,727
                                                                    ---------      ---------
       Total deposits                                                  86,829         86,746
   Other borrowed funds                                                20,451         21,741
   Accrued interest and other liabilities                                 807            843
                                                                    ---------      ---------
TOTAL LIABILITIES                                                     108,087        109,330

STOCKHOLDERS' EQUITY:
   Preferred stock, no par; 20,000,000 authorized; issued and
    outstanding, none                                                      --             --
   Common stock, par value $0.10; 80,000,000 authorized; issued
    and outstanding, 1,443,555 (Note 5)                                   144            144
   Additional paid-in capital                                           5,878          5,870
   Retained earnings                                                    7,675          7,623
   Unearned ESOP shares                                                  (460)          (460)
   Accumulated other comprehensive loss                                   (98)           (51)
                                                                    ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                             13,139         13,126
                                                                    ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 121,226      $ 122,456
                                                                    =========      =========

            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (In thousands)

                                                    2007             2006
                                                 -----------      -----------
INTEREST INCOME
   Interest on loans                             $     1,690      $     1,425
   Interest and dividends on investments                 169              172
                                                 -----------      -----------
      Total interest income                            1,859            1,597
INTEREST EXPENSE
   Interest on deposits                                  735              504
   Interest on borrowed funds                            257              225
                                                 -----------      -----------
      Total interest expense                             992              729
                                                 -----------      -----------
NET INTEREST INCOME                                      867              868

PROVISION FOR LOAN LOSSES                                 30               30
                                                 -----------      -----------
NET INTEREST INCOME
      AFTER PROVISION FOR LOAN LOSSES                    837              838
                                                 -----------      -----------
OTHER INCOME
   Service charges and fees                               32               31
   Other operating income                                 60               66
   Gain on sale of securities                             17               --
                                                 -----------      -----------
      TOTAL OTHER INCOME                                 109               97

OTHER EXPENSE
   Salaries and employee benefits                        463              444
   Occupancy and equipment expense                       149              142
   Other operating expenses                              202              162
                                                 -----------      -----------
      TOTAL OTHER EXPENSE                                814              748
                                                 -----------      -----------
INCOME BEFORE INCOME TAXES                               132              187

INCOME TAX EXPENSE                                        37               41
                                                                  -----------
NET INCOME                                                95              146

OTHER COMPREHENSIVE INCOME:
   Unrealized holding loss arising during
      period, net of income tax                          (47)            (110)
                                                 -----------      -----------
COMPREHENSIVE INCOME                             $        48      $        36
                                                 ===========      ===========
Weighted average number of shares outstanding      1,398,562        1,393,844
Earnings per share, basic and diluted            $      0.07      $      0.10
Dividends per share                              $      0.03      $      0.03


            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (In thousands)


                                                                      2007         2006
                                                                     -------      -------
Operating Activities:
Net income                                                           $    95      $   146
Items not requiring (providing) cash
  Depreciation                                                            67           63
  Provision for loan losses                                               30           30
  Amortization of securities (net of accretion)                            4            7
  Increase in cash surrender value of life insurance                     (19)         (19)
  Net realized gain on securities                                        (17)          --
  Net realized gain on other real estate                                  (6)         (29)
  Changes in:
    Accrued interest income and other assets                             (40)           5
    Accrued interest expense and other liabilities                       (71)         131
                                                                     -------      -------
      Net Cash Provided By Operating Activities                           43          334
                                                                     -------      -------
Investing Activities:
  Purchase of bank premises and equipment                                (29)        (519)
  Proceeds from sale of other real estate                                427          134
  Purchase of securities "available for sale"                           (100)        (153)
  Sales of securities "available for sale"                                91           --
  Redemptions of mortgage-backed securities "available for sale"         229          269
  Net sale (purchase) of restricted stock                                 71         (253)
  Net increase in loans to customers                                    (822)      (4,743)
                                                                     -------      -------
    Net Cash Used In Investing Activities                               (133)      (5,265)
                                                                     -------      -------
Financing Activities:
  Increase in deposits                                                    83        5,163
  Decrease in borrowed funds                                          (1,290)        (491)
                                                                     -------      -------
    Net Cash (Used In) Provided by Financing Activities               (1,207)       4,672
                                                                     -------      -------
Net Decrease In Cash and Cash Equivalents                             (1,297)        (259)
                                                                     -------      -------
Cash and Cash Equivalents, January 1                                   4,116        2,353
                                                                     -------      -------
Cash and Cash Equivalents, March 31                                  $ 2,819      $ 2,094
                                                                     =======      =======
Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         $   911      $   729
    Income taxes                                                          57            9

  Non-cash investing and financing activities:

    Unrealized losses on securities                                  $   (72)     $  (175)
    Transfer from loans to other real estate owned                       421           --

            See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         North Penn Bancorp, Inc. (Company) is the bank holding company for North Penn Bank (Bank). The Company's common stock is quoted on the OTC Bulletin Board under the symbol "NPEN.OB". The Bank operates from five offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank and North Penn Bank's wholly-owned subsidiaries, Norpenco, Inc. and North Penn Settlement Services, LLC. These entities are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc.'s sole activities are purchasing bank stocks and receiving dividends on such stocks. North Penn Settlement Services, LLC, receives non interest income from providing title search work.

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

         The amortized cost and fair value of investment securities at March 31, 2007 and December 31, 2006 are as follows:

                               AVAILABLE-FOR-SALE
                                 MARCH 31, 2007
                                 (In thousands)

                                            GROSS       GROSS
                              AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                COST        GAINS       LOSSES       VALUE
                              ---------   ----------  ----------    -------
U.S. Agency securities         $   385     $    --     $    (5)     $   380
Mortgage-backed securities       5,158           1        (125)       5,034
Municipal securities             7,026          18          (6)       7,038
Other securities                   503          --          (7)         496
                               -------     -------     -------      -------
   Total debt securities        13,072          19        (143)      12,948
Equity securities                1,025          46         (71)       1,000
                               -------     -------     -------      -------
   Total Available for Sale    $14,097     $    65     $  (214)     $13,948
                               =======     =======     =======      =======


                               AVAILABLE-FOR-SALE
                                DECEMBER 31, 2006
                                 (In thousands)

                                            GROSS       GROSS
                              AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                COST        GAINS       LOSSES       VALUE
                              ---------   ----------  ----------    -------
U.S. Agency securities         $   385     $    --     $    (7)     $   378
Mortgage-backed securities       5,391           2        (113)       5,280
Municipal securities             7,026          51          --        7,077
                                                                    -------
Other securities                   503          --          (8)         495
                               -------     -------     -------      -------
  Total debt securities         13,305          53        (128)      13,230
Equity securities                  999          51         (53)         997
--------------------------     -------     -------     -------      -------
  Total Available for Sale     $14,304     $   104     $  (181)     $14,227
                               =======     =======     =======      =======

         All of the Company's investment securities were classified as available for sale at March 31, 2007 and December 31, 2006.

         The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 is as follows:

                      LESS THAN 12 MONTHS        12 MONTHS OR LONGER             TOTAL
                      -------------------        -------------------        -------------------
                      FAIR     UNREALIZED        FAIR     UNREALIZED        FAIR     UNREALIZED
                      VALUE      LOSSES          VALUE     LOSSES           VALUE     LOSSES
                      -------------------        ------  -----------        ------   ----------
U.S. Agencies         $   --   $       --        $  380  $         5        $  380     $    5
Mortgage-backed          334            4         4,662          121         4,996        125
Municipal              1,020            6            --           --         1,020          6
Other securities          --           --           496            7           496          7
Equity securities        247           20           376           51           623         71
                      ------   ----------        ------  -----------        ------   ----------
       Total          $1,601   $       30        $5,914     $  184          $7,515     $  214
                      ======   ==========        ======  ===========        ======   ==========

         The above table at March 31, 2007 includes 13 securities that have unrealized losses for less than 12 months and 29 securities that have been in an unrealized loss position for 12 or more months.

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

3.       LOANS

                                       MARCH 31,    DECEMBER 31,
                                          2007          2006
                                       ---------    ------------
                                             (In thousands)
Real estate mortgages:
  Construction and land development      $ 1,537        $ 1,186
  Residential, 1 - 4 family               43,785         42,323
  Residential, multi-family                2,435          2,449
  Commercial                              37,289         37,711
                                         -------        -------
     Total real estate mortgages          85,046         83,669
Commercial                                 1,725          1,742
Consumer                                   9,905         10,864
                                         -------        -------
     Total loans                          96,676         96,275
Allowance for loan losses                  1,151          1,121
                                         -------        -------
     Total loans, net                    $95,525        $95,154
                                       =========    ===========

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

4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. At March 31, 2007, the Bank borrowed $8,451,000 in overnight funds.

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

5.       EARNINGS PER SHARE

         Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share at March 31, 2007, includes common shares issuable upon exercise of employee stock options as follows:

                            INCOME        SHARES       PER-SHARE
                          (NUMERATOR)   DENOMINATOR)    AMOUNT
                          -----------   ------------   ---------
Basic EPS
    Income available       $  95,000     1,398,562     $   0.07
    Options includable            --           940           --
                           ---------     ---------     --------
Diluted  EPS               $  95,000     1,399,502     $   0.07
                           =========     =========     ========

         As of March 31, 2006 there were no dilutive shares.

6.       OMNIBUS STOCK OPTION PLAN

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

         The fair value of each option grant was estimated to be $3.86 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

         Dividend Yield (per share)               $0.12
         Volatility (%)                           3.76%
         Risk-free Interest Rate (%)              4.76%
         Expected Life                         10 years

         During the quarter ended March 31, 2007, the Company recorded $8,000 in expense included in "Salaries and employee benefits" on the accompanying financial statements. As of March 31, 2007, there was approximately $143,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

                                 NUMBER        WEIGHTED        WEIGHTED -AVERAGE
                                   OF          -AVERAGE            REMAINING
                                 SHARES      EXERCISE PRICE     CONTRACTUAL TERM
                                 ------      --------------    -----------------
Outstanding, January 1, 2007     27,000      $        11.15                   --
Granted                              --                  --                   --
Exercised                            --                  --                   --
Forfeited  or expired                --                  --                   --
                                 ------
Outstanding, March 31, 2007      27,000      $        11.15                  9.5
                                 ======


                                    STOCK OPTIONS         RESTRICTED STOCK
                                ---------------------    --------------------
                                            WEIGHTED-               WEIGHTED-
                                NUMBER      AVERAGE      NUMBER     AVERAGE
                                  OF       GRANT-DATE      OF      GRANT-DATE
                                SHARES     FAIR VALUE    SHARES    FAIR VALUE
  Nonvested shares              ------     ----------    ------    ----------


Nonvested,  January 1, 2007     27,000     $     3.86     4,875    $    11.15
Granted                             --             --        --            --
Vested                              --             --        --            --
Forfeited                           --             --        --            --
                                ------                   ------
Nonvested, March 31, 2007       27,000     $     3.86     4,875    $    11.15
                                ======                   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS ARE NOT HISTORICAL FACTS BUT RATHER ARE STATEMENTS BASED ON NORTHPENN BANCORP, INC.'S CURRENT EXPECTATIONS REGARDING ITS BUSINESS STRATEGIES, INTENDED RESULTS AND FUTURE PERFORMANCE. FORWARD LOOKING STATEMENTS MAY BE PRECEDED BY TERMS SUCH AS "EXPECTS," "BELIEVES," "ANTICIPATES," "INTENDS" AND SIMILAR EXPRESSIONS.

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

RECENT DEVELOPMENTS

         On April 24, 2007, the Boards of Directors of the Company, North Penn Mutual Holding Company and the Bank adopted a Plan of Conversion and Reorganization pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of the Company's common stock, other than those held by North Penn Mutual Holding Company, will be converted into shares of a new Pennsylvania corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest. The new Pennsylvania holding company will offer shares of its common stock for sale to the Bank's eligible account holders, to the Bank's tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The conversion will be subject to approval of the Bank's depositors, the Company's shareholders (including the approval of a majority of the shares held by persons other than North Penn Mutual Holding Company) and regulatory agencies.

FINANCIAL CONDITION

         Our total assets decreased $1.3 million, or 1.0%, from $122.5 million at December 31, 2006 to $121.2 million at March 31, 2007. The decrease was primarily due to cash being used to pay down our overnight borrowing. Our cash and cash equivalents decreased $1.3 million, or 31.5%, approximately the same amount that our overnight borrowing decreased.

         Our overall loan portfolio grew $371,000, or 0.4%, since December 31, 2006. This amount is net of a property that we had to transfer into other real estate owned at a value of $421,000. The significant loan growth we were able to achieve in 2006 was funded primarily by relatively high-costing certificates of deposit and overnight borrowings. The inability to fund a larger portion of this growth with lower costing core deposits resulted in a decline in our net interest margin. Minimal loan growth in the first quarter of 2007 is reflective of reduced loan demand, as well as our unwillingness to be aggressive in loan pricing without the availability of less costly core deposits to fund such growth.

         Investment securities declined $279,000, or 2.0%, since December 31, 2006 primarily as a result of pay downs on mortgaged back securities. During the quarter, we continued to use our liquidity to originate loans and did not purchase any debt securities.

         The allowance for loan loss increased $30,000 during the first quarter of 2007. There were no charge-offs or reimbursements made during the first quarter of 2007. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio.

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

         Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $184,000 at March 31, 2007, compared to $594,000 at December 31, 2006. The reduction was all in residential mortgages. The biggest contributor to this reduction was a mortgage with a value of $421,000 that the bank foreclosed on and moved into other real estate owned. The property was subsequently sold within the quarter for a profit of $6,000. The ratio of the Bank's allowance for loan losses to total loans was 1.19% at March 31, 2007 and 1.16% at December 31, 2006.

         Total deposits increased $83,000, or 0.1%, from $86.7 million at December 31, 2006 to $86.8 million at March 31, 2007. Non-interest bearing deposits increased $294,000, or 4.2%, from $7.0 million at December 31, 2006 to $7.3 million at March 31, 2007. Interest bearing demand deposits decreased $1.3 million, or 5.0%, from $26.0 million at December 31, 2006 to $24.7 million at March 31, 2007. This decrease was partially offset by an increase in time deposits of almost $1.1 million, or 2.0%, from $53.7 million at December 31, 2006 to $54.8 million at March 31, 2007. A portion of this shift is attributable to a decrease in NOW account rates at our Effort branch and a shift of those funds into time deposits.

         Borrowings decreased $1.3 million, or 5.9%, from $21.7 million at December 31, 2006 to $20.4 million at March 31, 2007, due to reductions in overnight borrowings from the Federal Home Loan Bank of Pittsburgh.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

         Net income totaled $95,000 for the three months ended March 31, 2007 compared to $146,000 for the three months ended March 31, 2006, a decrease of $51,000, or 34.9%. Net interest income for the first quarter was essentially unchanged from the first quarter of the prior year. The decline in net income was the result of higher expenses in the current year, which were partially offset by higher other income.

         Interest income increased $262,000, or 16.4%, to $1.9 million in 2007 compared to $1.6 million in 2006. Interest on loans increased $265,000, or 18.6%, from $1.4 million in 2006 to $1.7 million in 2007, due to slightly higher loan volume and higher interest rates due to increases in the prime rate. Interest and dividends on investments decreased $3,000, or 1.7%, to $169,000 at March 31, 2007 from $172,000 at March
         31, 2006, mainly due to a decrease in the investment portfolio in 2007 from the same period in 2006. The decrease was directly related to pay downs on mortgaged back securities.

         Interest expense increased $263,000, or 36.1%, from $729,000 in 2006 to $992,000 in 2007. Interest on deposits increased $231,000 or 45.8%, from $504,000 in 2006 to $735,000 in 2007 due to increases in outstanding interest bearing deposits and the increases in rates of short term time deposits. Interest on borrowed funds increased $32,000, or 14.2%, to $257,000 in 2007 compared to $225,000 in 2006. The increase is the result of increases in the average volume of overnight borrowings.

         Net interest income decreased slightly from $838,000 in 2006 to $837,000 in 2007. The decrease represents a change of $1,000 or 0.1%.

         Other income increased $12,000 to $109,000 in 2007, from $97,000 in 2006, primarily due to a $17,000 gain on the sale of securities in 2007. Other expenses increased $66,000 to $814,000 in 2007 from $748,000 in 2006. Salaries and employee benefits increased $19,000 or 4.3%, from $444,000 in 2006, to $463,000 in 2007, occupancy and equipment expense increased $7,000 or 4.9% from $142,000 in 2006, to $149,000 in 2007, and other operating expenses increased $40,000 or 24.7%, from $162,000 in 2006 to $202,000 in 2007. The largest contributors to this increase were increased professional fees, various increases in running an additional branch, and a one time expense incurred in the first quarter to revise our teller slips to work with our new image capture software.

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

         A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents decreased $1,297,000 for the three months ended March 31, 2007. During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings.

         The Company's and North Penn Bank's capital ratios at March 31, 2007 and December 31, 2006 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

                                                                                     TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                         FOR CAPITAL              PROMPT CORRECTIVE
                                  ACTUAL              ADEQUACY PURPOSES           ACTION PROVISIONS
                           -------------------       --------------------        --------------------
                            AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT       RATIO
                           --------     ------       -------        -----        -------     --------
AT MARCH 31, 2007:
--------------------------------------
TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
   Consolidated            $ 14,361     15.07%       >$7,622        >8.0%        >$9,528       >10.0%
                                                     -              -            -             -
   North Penn Bank         $ 12,447     13.22%       >$7,530        >8.0%        >$9,413       >10.0%
                                                     -              -            -             -
TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
   Consolidated            $ 13,210     13.86%       >$3,811        >4.0%        >$5,717        >6.0%
                                                     -              -            -              -
   North Penn Bank         $ 11,296     12.00%       >$3,765        >4.0%        >$5,648        >6.0%
                                                     -              -            -              -
TIER 1 CAPITAL TO TOTAL AVERAGE ASSETS:
   Consolidated            $ 13,210     10.99%       >$4,808        >4.0%        >$6,010        >5.0%
                                                     -              -            -              -
   North Penn Bank         $ 11,296      9.49%       >$4,762        >4.0%        >$5,952        >5.0%
                                                     -              -            -              -
Risk-Weighted Assets:
   Consolidated            $ 95,281
   North Penn Bank         $ 94,130
Average Assets:
   Consolidated            $120,196
   North Penn Bank         $119,045

AT DECEMBER 31, 2006:
--------------------------------------
TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
   Consolidated            $ 14,295     15.13%       >$7,560        >8.0%        >$9,450       >10.0%
                                                     -              -            -             -
   North Penn Bank         $ 12,326     13.17%       >$7,487        >8.0%        >$9,359       >10.0%
                                                     -              -            -             -
TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
   Consolidated            $ 13,175     13.94%       >$3,780        >4.0%        >$5,670        >6.0%
                                                     -              --           -              -
   North Penn Bank         $ 11,206     11.97%       >$3,744        >4.0%        >$5,615        >6.0%
                                                     -              --           -              -
TIER 1 CAPITAL TO TOTAL AVERAGE ASSETS:
   Consolidated            $ 13,175     11.02%       >$4,782        >4.0%        >$5,977        >5.0%
                                                     -              -            -              -
   North Penn Bank         $ 11,206      9.45%       >$4,746        >4.0%        >$5,932        >5.0%
                                                     -              -            -              -
Risk-Weighted Assets:
   Consolidated            $ 94,496
   North Penn Bank         $ 93,586
Average Assets:
   Consolidated            $119,548
   North Penn Bank         $118,641

ITEM 3.  CONTROLS AND PROCEDURES.

         North Penn Bancorp, Inc., under the supervision and with the participation of its management, including its Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of North Penn's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, North Penn's Chief Executive Officer and Principal Accounting Officer concluded that North Penn's disclosure controls and procedures are effective. There were no significant changes to North Penn's disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2007 and did not have any publicly announced repurchase plans or programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5   OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS.

         3.1      Articles of Incorporation of North Penn Bancorp, Inc.(1)
         3.2      Bylaws of North Penn Bancorp, Inc.(1)
         4        Specimen Stock Certificate(1)
         31.1     Rule 13a-14(a) /15d-14(a) Chief Executive Officer
                  Certification
         31.1     Rule 13a-14(a) /15d-14(a) Principal Accounting Officer
                  Certification
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Principal Accounting Officer

----------
         (1) Incorporated herein by reference into this document from the Exhibits to Form SB-2, Registration Statement filed on December 10, 2004, Registration No. 333-121121.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       North Penn Bancorp, Inc


Dated:  May 15, 2007                   /s/ Frederick L. Hickman
                                       -------------------------------------
                                       Frederick L. Hickman
                                       President and Chief Executive Officer


Dated:  May 15, 2007                   /s/ Glenn J. Clark
                                       -------------------------------------
                                       Glenn J. Clark
                                       Assistant Vice President and
                                       Principal Accounting Officer