Form 10QSB
period 2007-06-30
North Penn Bancorp, Inc.
filed 2007-08-14
CIK 1309127

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2007
                                              -------------

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

As of August 14, 2007, the issuer had 1,443,555 shares of common stock, par value $0.10 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 at June 30, 2007 and December 31, 2006

                 Consolidated Statements of Income
                 for the Three and Six Months Ended June 30, 2007 and 2006

                 Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 2007 and 2006

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

         Item 1. Legal Proceedings.

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Item 3. Defaults Upon Senior Securities.

         Item 4. Submission of Matters to a Vote of Security Holders.

         Item 5. Other Information.

         Item 6. Exhibits.

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,      DECEMBER 31,
                                                                             2007           2006
                                                                          ---------     ------------
                                                                         (Unaudited)     (Audited)
                                                                               (In thousands)
ASSETS:
Cash and due from banks                                                   $   3,034          4,029
Interest bearing deposits                                                        96             87
                                                                          ---------      ---------
Total cash and cash equivalents                                               3,130          4,116
Investment securities, available for sale                                    13,570         14,227
Equity securities at cost, substantially restricted                           1,239          1,236
Loans, net of allowance for loan losses                                      93,621         95,154
Bank premises and equipment - net                                             4,249          4,342
Accrued interest receivable                                                     621            638
Cash surrender value of life insurance                                        2,099          2,094
Deferred income taxes                                                           497            417
Other real estate owned                                                         100            100
Other assets                                                                    372            132
                                                                          ---------      ---------
TOTAL ASSETS                                                              $ 119,498      $ 122,456
                                                                          =========      =========
LIABILITIES:
Deposits:
Non-interest bearing deposits                                             $   7,585      $   6,993
Interest bearing demand deposits                                             29,588         26,026
Interest bearing time deposits                                               47,610         53,727
                                                                          ---------      ---------
     Total deposits                                                          84,783         86,746
Other borrowed funds                                                         20,660         21,741
Accrued interest and other liabilities                                          939            843
                                                                          ---------      ---------
TOTAL LIABILITIES                                                           106,382        109,330

STOCKHOLDERS' EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and
outstanding, none                                                                --             --
Common stock, par value $0.10; 80,000,000 authorized; issued
and outstanding, 1,443,555                                                      144            144
Additional paid-in capital                                                    5,886          5,870
Retained earnings                                                             7,751          7,623
Unearned ESOP shares                                                           (460)          (460)
Accumulated other comprehensive income                                         (205)           (51)
                                                                          ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                   13,116         13,126
                                                                          ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $ 119,498      $ 122,456
                                                                          =========      =========

            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (In thousands)

                                                       SIX MONTHS ENDED              THREE MONTHS ENDED
                                                  -------------------------      -------------------------
                                                    JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                     2007            2006           2007           2006
                                                  ----------      ---------      ---------      ----------
INTEREST INCOME
Interest on loans                                 $    3,399      $   2,961      $   1,709      $    1,536
Interest and dividends on investments                    333            351            164             179
                                                  ----------      ---------      ---------      ----------
     Total interest income                             3,732          3,312          1,873           1,715
INTEREST EXPENSE
Interest on deposits                                   1,420          1,155            685             651
Interest on borrowed funds                               544            433            287             208
                                                  ----------      ---------      ---------      ----------
     Total interest expense                            1,964          1,588            972             859
                                                  ----------      ---------      ---------      ----------

NET INTEREST INCOME                                    1,768          1,724            901             856

PROVISION FOR LOAN LOSSES                                 60             60             30              30
                                                  ----------      ---------      ---------      ----------

NET INTEREST INCOME  AFTER PROVISION FOR LOAN
LOSSES                                                 1,708          1,664            871             826
                                                  ----------      ---------      ---------      ----------

OTHER INCOME
Service charges on deposit accounts                       72             66             40              35
Other operating income                                   106            107             46              41
Gain on sale of loans                                     79              -             79               -
Gain on sale of securities                                34             11             17              11
                                                  ----------      ---------      ---------      ----------
TOTAL OTHER INCOME                                       291            184            182              87

OTHER EXPENSE
Salaries and employee benefits                           944            880            481             436
Occupancy and equipment expense                          304            311            155             169
Other operating expenses                                 439            391            237             229
                                                  ----------      ---------      ---------      ----------
TOTAL OTHER EXPENSE                                    1,687          1,582            873             834

                                                  ----------      ---------      ---------      ----------
INCOME BEFORE INCOME TAXES                               312            266            180              79

INCOME TAX EXPENSE                                        97             48             60               7

                                                  ----------      ---------      ---------      ----------
NET INCOME                                               215            218            120              72
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during period,
net of income tax                                      (154)          (222)          (107)           (112)
                                                  ----------      ---------      ---------      ----------
COMPREHENSIVE INCOME                              $       61      $     (4)      $      13      $     (40)
                                                  ==========      ========       =========      =========

Weighted average number of shares outstanding
                                                   1,398,562      1,393,844      1,398,562       1,393,844
Earnings per share, basic and diluted             $     0.15     $     0.16     $     0.09      $     0.05
Dividends per share                               $     0.06     $     0.03     $     0.03      $     0.03

            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (In thousands)

                                                                       2007          2006
                                                                     --------      --------
Operating Activities:
Net income                                                           $    215      $    218
Items not requiring (providing) cash
  Depreciation                                                            135           135
  Provision for loan losses                                                60            60
  Amortization of securities (net of accretion)                             7            15
  Increase in cash surrender value of life insurance                       (5)          (38)
  Net realized gain on securities                                         (34)          (11)
  Net realized gain on other real estate owned                             (6)          (29)
  Net realized gain on sale of loans                                      (79)           --
  Changes in:
    Accrued interest income and other assets                             (224)           41
    Accrued interest expense and other liabilities                        112           206
                                                                     --------      --------
      Net Cash Provided by  Operating Activities                          181           597
                                                                     --------      --------

Investing Activities:
  Purchase bank premises and equipment                                    (42)         (973)
  Proceeds from sale of other real estate owned                           427           134
  Proceeds from sale of securities "available for sale"                   189            48
  Purchase of securities "available for sale"                            (198)         (220)
  Redemptions of securities "available for sale"                           --           500
  Redemptions of mortgage-backed securities "available for sale"          460           545
  Net purchase of restricted stock                                         (3)         (107)
  Net increase in loans to customers                                   (3,309)       (9,822)
  Proceeds from sale of loans                                           4,440            --
                                                                     --------      --------
    Net Cash Provided by (Used in) Investing Activities                 1,964        (9,895)
                                                                     --------      --------

Financing Activities:
  (Decrease) increase in deposits                                      (1,963)       10,039
  (Decrease) increase in borrowed funds                                (1,081)        1,174
  Cash dividends paid                                                     (87)          (43)
                                                                     --------      --------
    Net Cash (Used In) Provided by Financing Activities                (3,131)       11,170
                                                                     --------      --------
Net (Decrease) Increase in Cash and Cash Equivalents                     (986)        1,872
                                                                     --------      --------

Cash and Cash Equivalents, January 1                                 $  4,116      $  2,353
                                                                     --------      --------
Cash and Cash Equivalents, June 30                                   $  3,130      $  4,225
                                                                     ========      ========

Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         $  1,995      $  1,588
    Income taxes                                                           62            21

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

         MORTGAGE PARTNERSHIP FINANCE PROGRAM

         The Bank participates in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Pittsburgh (FHLB). The program is intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual loans on a "flow" basis as an agent for the FHLB pursuant to the "MPF 100 Program" or by selling, as a principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB's closed-loan programs. Under the MPF Program(s), credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a "AA" credit risk rating by a rating agency. The participating institution may also be liable for certain first layer losses after a specified period of time. The participating institution receives credit enhancement fees from the FHLB for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.

         Transfers involving sales with the Bank acting as principal are accounted for in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140), with the recognition of gains and losses on the sale and related mortgage servicing rights.

         The credit enhancement feature of the MPF Program is accounted for by the Bank as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) and reported on the balance sheet at its initial fair value. Subsequent changes in the recorded guarantee amount would result from termination of any portion or all of the guarantee, additional guarantees being issued or increases in the expected losses resulting from the guarantee. Such changes in recorded amounts are recognized in the consolidated statements of income or as an increase in the offsetting guarantee fees receivable account in the case of additional guarantees being issued.

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

         The amortized cost and fair value of investment securities at June 30, 2007 and December 31, 2006 are as follows:

                               AVAILABLE-FOR-SALE
                                  JUNE 30, 2007
                                 (In thousands)

                                                     GROSS       GROSS
                                       AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                         COST        GAINS      LOSSES        VALUE
                                        -------     -------     -------     -------
         U.S. Agency securities         $   385     $    --     $     7     $   378
         Mortgage-backed securities       4,926           5         157       4,774
         Municipal securities             7,025          --         101       6,924
         Other securities                   502          --           5         497
                                        -------     -------     -------     -------
            Total debt securities        12,838           5         270      12,573
         Equity securities                1,043          39          85         997
                                        -------     -------     -------     -------
           Total Available for Sale     $13,881     $    44     $   355     $13,570
                                        =======     =======     =======     =======

                               AVAILABLE-FOR-SALE
                                DECEMBER 31, 2006
                                 (In thousands)

                                                     GROSS       GROSS
                                       AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                         COST        GAINS      LOSSES        VALUE
                                        -------     -------     -------     -------
         U.S. Agency securities         $   385     $    --     $     7     $   378
         Mortgage-backed securities       5,391           2         113       5,280
         Municipal securities             7,026          51          --       7,077
         Other securities                   503          --           8         495
                                        -------     -------     -------     -------
              Total debt securities      13,305          53         128      13,230
         Equity securities                  999          51          53         997
                                        -------     -------     -------     -------
           Total Available for Sale     $14,304     $   104     $   181     $14,227
                                        =======     =======     =======     =======

         All of the Company's investment securities were classified as available for sale at June 30, 2007 and December 31, 2006.

         The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 is as follows:

                               LESS THAN 12 MONTHS     12 MONTHS OR LONGER           TOTAL
                               ---------------------   --------------------    --------------------
                                FAIR      UNREALIZED    FAIR     UNREALIZED     FAIR     UNREALIZED
                                VALUE       LOSSES      VALUE       LOSSES      VALUE      LOSSES
                               -------    ----------   -------   ----------    -------     --------
         U.S. Agencies         $    --     $    --     $   378     $     7     $   378     $     7
         Mortgage-backed           306           8       4,083         149       4,389         157
         Municipal               6,924         101          --          --       6,924         101
         Other securities           --          --         497           5         497           5
         Equity securities         303          26         365          59         668          85
                               -------     -------     -------     -------     -------     -------
                               $ 7,533     $   135     $ 5,323     $   220     $12,856     $   355
                               =======     =======     =======     =======     =======     =======

         The above table at June 30, 2007 includes 31 securities that have unrealized losses for less than 12 months and 31 securities that have been in an unrealized loss position for 12 or more months.

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

3.       LOANS

                                               JUNE 30,  DECEMBER 31,
                                                 2007        2006
                                               --------  ------------
                                                  (In thousands)
         Real estate mortgages:
         Construction and land development     $ 1,015     $ 1,186
         Residential, 1 - 4 family              41,058      42,323
         Residential, multi-family               2,325       2,449
         Commercial                             39,354      37,711
                                               -------     -------
              Total real estate mortgages       83,752      83,669
         Commercial                              1,831       1,742
         Consumer                                9,219      10,864
                                               -------     -------
               Total loans                      94,802      96,275
         Allowance for loan loss                 1,181       1,121
                                               -------     -------
              Total loans, net                 $93,621     $95,154
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

         The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the bank's past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of any underlying collateral and current economic conditions.

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

4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with FHLBank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. At June 30, 2007, the Bank borrowed $8,660,000 in overnight funds.

         The Bank also has a $5,000,000 borrowing with FHLBank of Pittsburgh at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity.

         The Bank also has a $7,000,000 borrowing with FHLBank of Pittsburgh at a fixed rate of 4.34%, which was issued in July of 2005, and matures July of 2015. The loan requires quarterly interest payments, with the principal due at maturity.

5.       EARNINGS PER SHARE

         Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes common shares issuable upon exercise of employee stock options as follows:

                                                SIX MONTHS ENDED              THREE MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                             -------------------------     -------------------------
                                                2007           2006           2007           2006
                                             ----------     ----------     ----------     ----------
         Numerator                           $  215,000     $  218,000     $  120,000     $   72,000
         Denominator
            Basic shares outstanding          1,398,562      1,393,844      1,398,562      1,393,844
            Effective of dilutive shares          1,122             --          1,122             --
                                             ----------     ----------     ----------     ----------
            Diluted shares outstanding        1,399,684      1,393,844      1,399,684      1,393,844

         Earnings per share
            Basic                            $     0.15     $     0.16     $     0.09     $     0.05
            Diluted                          $     0.15     $     0.16     $     0.09     $     0.05

         As of June 30, 2006 there were no dilutive shares.

6.       OMNIBUS STOCK OPTION PLAN

         STOCK GRANTS. Restricted stock grants totaling 4,875 shares were awarded on September 26, 2006 having a fair value of $54,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest.

         STOCK OPTIONS. Stock options covering 27,000 shares of common stock were awarded on September 26, 2006. The option awards were granted with an exercise price equal to the average price on the last trade date. The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing September 26, 2007. The options are available to be exercised for a period of ten years after the date awarded.

         The fair value of each option grant was estimated to be $3.86 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

         Dividend Yield (per share)      $   0.12
         Volatility (%)                      3.76%
         Risk-free Interest Rate (%)         4.76%
         Expected Life                   10 years

         During the quarter and six months ended June 30, 2007, the Company recorded $8,000 and $16,000, respectively, in expense included in "Salaries and employee benefits" on the accompanying financial statements. As of June 30, 2007, there was approximately $135,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

                                                                                WEIGHTED -AVERAGE
                                              NUMBER OF    WEIGHTED -AVERAGE        REMAINING
                                               SHARES       EXERCISE PRICE      CONTRACTUAL TERM
                                              ---------    -----------------    -----------------
         Outstanding, January 1, 2007          27,000          $   11.15                 --
         Granted                                   --                 --                 --
         Exercised                                 --                 --                 --
         Forfeited  or expired                     --                 --                 --
                                               ------
         Outstanding, June 30, 2007            27,000          $   11.15                9.3
                                               ======

                                                      STOCK OPTIONS                 RESTRICTED STOCK
                                            -------------------------------  -----------------------------
                                                           WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                            NUMBER OF      GRANT-DATE FAIR   NUMBER OF    GRANT-DATE FAIR
                                              SHARES           VALUE          SHARES           VALUE
                                            ---------      ----------------  ---------    ----------------
         Nonvested shares
         Nonvested,  January 1, 2007          27,000          $   3.86        4,875          $   11.15
         Granted                                  --                --           --                 --
         Vested                                   --                --           --                 --
         Forfeited                                --                --           --                 --
                                              ------                          -----
         Nonvested, June 30, 2007             27,000          $   3.86        4,875          $   11.15
                                              ======                          =====

7.       GUARANTEES

         FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies (FAS 5). FIN 45 also requires a guarantor to make significant new disclosures even when the likelihood of making any payments under the guarantee is remote.

         In September 2006, the Bank executed a Mortgage Partnership Finance
         (MPF) Master Commitment (the Commitment) with the FHLBank of Pittsburgh
         (FHLB) to deliver $5.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitment. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. The term of the Commitment and guarantee per the Master Commitment is through September 25, 2007. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $125,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitment. The Bank has not experienced any losses under these guarantees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         North Penn Bancorp, Inc. makes forward-looking statements in this report. These forward-looking statements may include: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements, and future results could differ materially from historical performance.

         The Company's forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of the Company's loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company's ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-KSB for the year ended December 31, 2006, including in the Risk Factors section of that report. The Company's forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

RECENT DEVELOPMENTS

         On April 24, 2007, the Boards of Directors of the Company, North Penn Mutual Holding Company and the Bank adopted a Plan of Conversion and Reorganization (the "Plan") pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of the Company's common stock, other than those held by North Penn Mutual Holding Company, will be converted into shares of a new Pennsylvania corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest. The new Pennsylvania holding company will offer shares of its common stock for sale to the Bank's eligible account holders, to the Bank's tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The conversion will be subject to approval of the Bank's depositors, the Company's shareholders (including the approval of a majority of the shares held by persons other than North Penn Mutual Holding Company) and regulatory agencies.

FINANCIAL CONDITION

         Our total assets decreased $3.0 million, or 2.4%, to $119.5 at June 30, 2007 from $122.5 million at December 31, 2006. The decrease was primarily the result of selling a small portion of our mortgage loan portfolio.

         Net loans decreased $1.6 million, or 1.7%, to $93.6 million at June 30, 2007 from $95.2 million at December 31, 2006, primarily due to the sale of $4.4 million in mortgage loans. The Bank chose to sell a segment of its mortgage loan portfolio to reduce its exposure to the interest rate risk associated with residential mortgages and to pay down a portion of our overnight borrowings.

         Investment securities declined $657,000, or 4.6%, since December 31, 2006 primarily as a result of pay downs on mortgage-backed securities. During the six months ended June 30, 2007, we continued to use our liquidity to originate loans and did not purchase any debt securities.

         The allowance for loan loss increased $30,000 for the quarter ended and $60,000 for the six months ended June 30, 2007. The Bank had no loans charged-off and no recoveries during the six months ended June 30, 2007. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio.

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

         Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $417,000 at June 30, 2007, compared to $594,000 at December 31, 2006. The improvement was primarily in non-accruing residential mortgages which decreased by $255,000 while non-accruing consumer loans increased by $6,000. The ratio of the Bank's allowance for loan losses to total loans was 1.25% at June 30, 2007 and 1.16% at December 31, 2006.

         Total deposits decreased $1.9 million, or 2.2%, from $86.7 million at December 31, 2006 to $84.8 million at June 30, 2007. Non-interest bearing deposits increased by $592,000, or 8.5%, while interest bearing demand deposits increased $3.6 million, or 13.8%. These increases were offset by a decrease in time deposits of $6.1 million, or 11.4%. The increase in non-interest bearing deposits is primarily due to fluctuations in consumer and commercial accounts. The increases in interest bearing demand deposits and decreases in time deposits are primarily due to changes in the marketplace.

         Borrowings decreased $1.0 million, or 4.6%, to $20.7 million at June 30, 2007 from $21.7 million at December 31, 2006, as a portion of the proceeds from the sale of loans were used to pay down our overnight borrowings from FHLBank of Pittsburgh. Borrowings are primarily being used to fund loan growth when deposit growth is inadequate.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

         Net income for the second quarter of 2007 increased $48,000, or 66.7%, to $120,000, compared to $72,000 in 2006. Net income for the six months ended June 30, 2007 decreased $3,000, or 1.4 %, to $215,000 from
         $218,000 for the six months ended June 30, 2006. Included in the current year is a gain on the sale of loans of $79,000.

         Net interest income for the second quarter increased $45,000, or 5.3%, to $901,000 in 2007 from $856,000 in 2006. For the six months ended June 30, 2007, net interest income increased $44,000 or 2.6%, to $1.8 million from $1.7 million.

         Interest income for the second quarter of 2007 increased $158,000 or 9.3%, to $1.9 million compared to $1.7 million in 2006. Interest income for the six months ended June 30, 2007 increased $420,000, or 12.7%, to $3.7 million compared to $3.3 million for the six months ended June 30, 2006. Interest on loans increased $173,000, or 11.5%, to $1.7 million during the second quarter of 2007 from $1.5 million in 2006. For the six months ended June 30, interest on loans increased $438,000, or 14.6%, to $3.4 million for 2007 from $3.0 million for 2006. The increases are due to slightly higher commercial loan volumes. Interest on investments decreased $15,000 or 8.4%, to $164,000 during the second quarter, from $179,000 and $18,000, or 5.1%, from $351,000 to $333,000 for the six months ended June 30, 2007 due to lower balances of investments.

         Interest expense during the second quarter increased $113,000, or 13.2%, to $972,000 in 2007 from $859,000 in 2006. For the six months ended June 30, 2007, interest expense increased $376,000, or 23.5%, to $2.0 million in 2007 from $1.6 million in 2006. Interest on deposits for the second quarter increased $34,000 or 5.2%, to $685,000 in 2007, from $651,000 in 2006, due to increases in the volume of demand deposits and the rates on time deposits. For the six months ended June 30, interest on deposits increased $265,000, or 22.1%, to $1.4 million in 2007, from $1.2 million in 2006. Interest on borrowed funds increased $79,000, or 38.0%, for the second quarter of 2007 and $111,000 or 25.6%, for the six months ended June 30, 2007 due to the increases in the rate and volume of overnight borrowings.

         Other income for the second quarter increased $95,000 or 109.2%, to $182,000 in 2007 from $87,000 in 2006. The biggest contributor to this increase was a gain of $79,000 on the sale of $4.4 million of our mortgage loans during the second quarter. Total other expenses increased $39,000 or 4.7%, to $873,000 in 2007 from $834,000 in 2006.
         Salaries and employee benefits increased $45,000 or 10.3%, to $481,000 in 2007 from $436,000 in 2006. A portion of this increase is related to additional staffing at our Effort branch location which opened in May of 2006 and the addition of a Retail Banking Manager hired in the second quarter of 2007. Occupancy and equipment expense decreased $14,000 or 8.3%, to $155,000 in 2007 from $169,000 in 2006, while other expenses increased $8,000 or 3.5%, to $237,000 in 2007 from $229,000 in
         2006.

         For the six months ended June 30, other income increased $107,000 or 58.2%, to $291,000 in 2007 from $184,000 in 2006. The majority of this increase was related to the gain on loan sales as well as gains on the sale of equity securities. Total other expenses increased $105,000 or 6.6%, to $1.7 million in 2007 from $1.6 million in 2006. Salaries and employee benefits increased $64,000 or 7.3%, to $944,000 in 2007 from $880,000 in 2006, while occupancy and equipment expense decreased $7,000, or 2.3%, to $304,000 in 2007 from $311,000 in 2006. Other expenses increased $48,000, or 12.3%, to $439,000 in 2007 from $391,000 in 2006.

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

         A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents decreased $986,000 for the six months ended June 30, 2007. During that period, cash was primarily provided from earnings, customer deposits and the sale of loans to FHLBank of Pittsburgh and primarily used to fund new loans.

         The Company's and North Penn Bank's capital ratios at June 30, 2007 and December 31, 2006 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

                                                                                              TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 FOR CAPITAL              PROMPT CORRECTIVE
                                            ACTUAL            ADEQUACY PURPOSES           ACTION PROVISIONS
                                      -----------------    -----------------------    -----------------------
                                      AMOUNT      RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                      ------      -----        ------        -----        ------        -----
         AT JUNE 30, 2007:
         -------------------------------------
         TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
            Consolidated              $14,851     15.54%       >$7,647        >8.0%       >$9,559       >10.0%
            North Penn Bank           $12,608     13.41%       >$7,521        >8.0%       >$9,401       >10.0%
         TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
            Consolidated              $13,275     13.89%       >$3,823        >4.0%       >$5,735        >6.0%
            North Penn Bank           $11,433     12.16%       >$3,760        >4.0%       >$5,641        >6.0%
         TIER 1 CAPITAL TO TOTAL AVERAGE ASSETS:
            Consolidated              $13,275     11.09%       >$4,788        >4.0%       >$5,986        >5.0%
            North Penn Bank           $11,433      9.68%       >$4,725        >4.0%       >$5,907        >5.0%

         Risk-Weighted Assets:
            Consolidated              $95,587
            North Penn Bank           $94,011
         Average Assets:
            Consolidated             $119,710
            North Penn Bank          $118,134

         AT DECEMBER 31, 2006:
         -------------------------------------
         TOTAL CAPITAL TO RISK-WEIGHTED ASSETS:
            Consolidated              $14,295     15.13%       >$7,560        >8.0%      >$9,450       >10.0%
            North Penn Bank           $12,326     13.17%       >$7,487        >8.0%      >$9,359       >10.0%
         TIER 1 CAPITAL TO RISK-WEIGHTED ASSETS:
            Consolidated              $13,175     13.94%       >$3,780        >4.0%      >$5,670        >6.0%
            North Penn Bank           $11,206     11.97%       >$3,744        >4.0%      >$5,615        >6.0%
         TIER 1 CAPITAL TO TOTAL AVERAGE ASSETS:
            Consolidated              $13,175     11.02%       >$4,782        >4.0%      >$5,977        >5.0%
            North Penn Bank           $11,206      9.45%       >$4,746        >4.0%      >$5,932        >5.0%

         Risk-Weighted Assets:
            Consolidated              $94,496
            North Penn Bank           $93,586
         Average Assets:
            Consolidated             $119,548
            North Penn Bank          $118,641

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2007 and did not have any publicly announced repurchase plans or programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of North Penn Bancorp, Inc. on May 24, 2007.

         The results of the items submitted for a vote are as follows:

         The following two Directors were elected for a term of three years, expiring in 2010 -

         NAME                        VOTES FOR       VOTES AGAINST     VOTES NOT CAST
         ----                        ---------       -------------     --------------
         Frederick L. Hickman        1,383,703          4,727             55,125
         Kevin M. Lamont             1,383,803          4,627             55,125

         The following Director was elected for a term of one year, expiring in 2008 -

         NAME                        VOTES FOR       VOTES AGAINST     VOTES NOT CAST
         ----                        ---------       -------------     --------------
         Virginia D. McGregor       1,370,703              17,727              55,125

         The ratification of Appointment of McGrail Merkel Quinn & Associates as Independent Registered Public Accounting Firm of North Penn Bancorp, Inc. for the fiscal year ending December 31, 2007.

                  Votes for                  1,384,050
                  Votes against                  4,380
                  Votes abstained                    0
                  Votes not cast                55,125

         Name of Each Director Whose Term of Office Continued After the Annual
         Meeting:

                  NAME                                   TERM EXPIRES
                  ----                                   ------------
                  Gordon S. Florey                          2008
                  James W. Reid, Esq.                       2008
                  Virginia D. McGregor                      2008
                  Frank H. Mechler                          2009
                  Hebert C. Kneller                         2009
                  David Samuel                              2009

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

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

                                                    North Penn Bancorp, Inc

    Dated: August 14, 2007                          /s/ Frederick L. Hickman
           ---------------                          ----------------------------
                                                    Frederick L. Hickman
                                                    President and
                                                    Chief Executive Officer

    Dated: August 14, 2007                          /s/ Glenn J. Clark
           ---------------                          ----------------------------
                                                    Glenn J. Clark
                                                    Assistant Vice President and
                                                    Principal Accounting Officer